Form 10-Q
period 2012-09-30
MVP REIT, Inc.
filed 2012-11-14
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180741

MVP REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	45-4963335
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. SUNSET ROAD, SUITE 240, LAS VEGAS, NEVADA 89148
 (Address of Principal Executive Offices)  (Zip Code)

Registrant’s Telephone Number: 702.534.5577

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]    No   [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No   [X]

As of November 14, 2012, there were 22,222 shares of the Company’s Common Stock outstanding.

MVP REIT, Inc.

(Formerly known as MVP Monthly Income Realty Trust, Inc.)

(A Maryland Corporation in the Development Stage)

BALANCE SHEET

As of September 30, 2012

(Unaudited)

ASSETS

9/30/2012
Assets
Cash	$101,000
Fixed assets, net of accumulated depreciation of $3,000	72,000
Prepaid expenses	273,000
Deferred costs	1,670,000
Total assets	$2,116,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accrued liabilities	$496,000
Due to related parties	1,562,000
Notes payable	218,000
Total liabilities	2,276,000

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 22,222 issued and outstanding	--
Additional paid-in capital	201,000
Accumulated deficit	(361,000)
Total stockholders’ deficit	(160,000)
Total liabilities and stockholders’ deficit	$2,116,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.

(Formerly known as MVP Monthly Income Realty Trust, Inc.)

(A Maryland Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the period from April 3, 2012 (INCEPTION) through September 30, 2012

(Unaudited)
	For The Three Months Ended 9/30/2012	For the period from 4/3/2012 (INCEPTION) through 9/30/2012
Revenue	$--	$--

Operating expenses
Advertising	24,000	24,000
Depreciation expense	3,000	3,000
Organizational cost	--	4,000
Consultation fees	39,000	103,000
Director fee	35,000	70,000
Acquisition expense	2,000	2,000
General and administrative expenses	101,000	155,000
Total operating expenses	204,000	361,000
Net loss	$(204,000)	(361,000)
Basic and diluted loss per weighted average common share	$(9.18)	(16.25)
Weighted average common shares outstanding	22,222	22,222

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.

(Formerly known as MVP Monthly Income Realty Trust, Inc.)

(A Maryland Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from April 3, 2012 (INCEPTION) through September 30, 2012

(Unaudited)

	Convertible stock		Common stock		Additional
	Number		Number		Paid-in	Accumulated
	Of Shares	Par Value	Of Shares	Par Value	Capital	Deficit	Total
Balance, April 3, 2012 (inception)	--	$--	--	$--	$--	$--	$--

Issuance of common stock			22,222		200,000		200,000

Issuance of convertible stock	1,000				1,000		1,000

Net loss						(361,000)	(361,000)

Balance, September 30, 2012	1,000	$--	22,222	$--	$201,000	$(361,000)	$(160,000)

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.

(Formerly known as MVP Monthly Income Realty Trust, Inc.)

(A Maryland Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the period from April 3, 2012 (INCEPTION) through September 30, 2012

(Unaudited)

Cash flows from operating activities:
Net loss	$(361,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000
Change in operating assets and liabilities
Prepaid expenses	(55,000)
Due to related parties	413,000
Net cash used in operating activities	--

Cash flows from financing activities:
Reimbursement of deferred offering costs – related party	(100,000)
Proceeds from issuance of convertible stock	1,000
Proceeds from issuance of common stock	200,000
Net cash provided by financing activities	101,000
Net change in cash	101,000
Cash, beginning of period	--
Cash, end of period	$101,000
Supplemental schedule of non-cash financing activities:
Deferred offering costs paid by related parties	$1,358,000
Note payable relating to prepaid D & O Insurance	$218,000
Fixed assets acquired included in amount due to related party	$75,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.

(Formerly known as MVP Monthly Income Realty Trust, Inc.)

(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Proposed Business Operations

MVP REIT, Inc. (formerly known as MVP Monthly Income Realty Trust, Inc.) (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company must receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of September 30, 2012, the Company remains in development stage and had not reached such threshold, commenced operations, purchased any properties, funded any loans or earned any income.

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meets the Company’s investment objectives.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquire with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP REIT Advisors, LLC (the “Advisor”).  MVPCP owns sixty percent (60%) of the Advisor, and the remaining forty percent (40%) is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRTB”), which is managed by Vestin Mortgage, LLC.  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

Capitalization

As of September 30, 2012, the Company had 22,222 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

Upon formation, the Company sold 22,222 shares of common stock to the Sponsor for $200,000.  In addition, the Company issued 1,000 shares of Convertible Stock to the Advisor, for which the Advisor contributed $1,000.  In the event of a termination or non-renewal of the Advisory Agreement for cause, the Convertible Stock will be redeemed by the Company for $1.00 per share. In general, upon the occurrence of any of the conditions set forth below, the  Convertible Stock will convert into a number of shares of the Company’s common stock representing three and one-half percent (3.50%) of the outstanding shares of common stock immediately preceding the conversion: (A) the Company have made total distributions on the then outstanding shares of the Company’s common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) the Company lists its common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement).

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There have been no shares issued under the DRIP as of November 14, 2012.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the SRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At September 30, 2012, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company’s pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas.  The balances are fully insured by the Federal Deposit Insurance Corporation without any limits through December 31, 2012 per entity.

Revenue Recognition

The Company will recognize interest income from loans on an accrual basis over the expected terms of the loans using the effective interest method.  The Company may recognize fees, discounts, premiums, anticipated exit fees and direct cost over the terms of the loans as an adjustment to the yield.  The Company may recognize fees on commitments that expire unused at expiration.  The Company may recognize interest income from available-for-sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.

The Company’s revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company’s leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company’s allowance for uncollectible accounts or record a direct write-off of the receivable in the Company’s consolidated statements of operations.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expense for the three months ended and for the period from April 3, 2012 (INCEPTION) through September 30, 2012 amounted to $24,000.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 40 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Organization, Offering and Related Costs

Certain organization and offering costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  All offering costs paid by the Company, including sales commissions, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.  Offering costs will be reclassified from deferred costs as a charge to stockholders’ equity as the Company breaks escrow, and will include all expenses incurred by the Company in connection with the Offering as of such date.  As of September 30, 2012, the Company had deferred offering costs of approximately $1.7 million.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note F — Share-Based Compensation).

Income Taxes

The Company is organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  The Taxable Income may substantially exceed or be less than the Company’s net income as determined based on GAAP , because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

Per Share Data

The Company will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and Convertible Stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2012, the Company had not commenced operations.

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

The Company is an “emerging growth company” under the recently enacted JOBS Act. For as long as the Company remains an “emerging growth company,” which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company’s financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Note C — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D — Related Party Transactions and Arrangements

As of September 30, 2012, the Sponsor owned 22,222 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.  The Advisor, an entity majority owned by the Sponsor, and its affiliates may incur and pay costs and fees on behalf of the Company or absorb the Company’s property operating and general and administrative expenses. The Company had payables to the Advisor related to funding offering costs and operating expenses paid by the Company of approximately $1.6 million at September 30, 2012, which include offering costs and operating expenses incurred prior to April 3, 2012, which was the date of our legal formation.

Fees Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints Ashton Garnett Securities, LLC (“Selling Agent”), an entity owned by our CEO, to act one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.

Certain organization and offering costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000, of such costs, which has been paid to the Advisor during the period from inception to September 30, 2012, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by the Advisor.

Fees Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis and will reimburse, no less than monthly, the Advisor for 100% of actual, documented expenses paid or incurred in connection with services provided to the Company, including wages and benefits.  The Company will not reimburse the Advisor for the salaries and benefits paid to any of the Company’s named executive officers.  As of September 30, 2012, $100,000 has been reimbursed to the Advisor.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors.

The Advisor or its affiliates will receive an acquisition fee of 3.00% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.

The Advisor or its affiliates will receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company would pay this fee only on the Company’s pro rata share.

The Advisor or its affiliates will receive a monthly market-based fee for property management services of up to 6.00% of the gross revenues generated by the Company’s properties. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers.  The aggregate property management fees charged by the Company’s property manager and any subcontractor shall not exceed 6.00% of the gross revenues generated by the Company’s properties.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.

Note E — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note F — Share-Based Compensation

Equity Incentive Plan

The Company has adopted an equity incentive plan.  The equity incentive plan offers certain individuals an opportunity to participate in the Company’s growth through awards in the form of, or based on, the Company’s common stock.  The Company has no current intention to issue any awards under the equity incentive plan but may do so in the future in order to attract and retain qualified directors, officers, employees, and consultants.

The equity incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of the Company selected by the board of directors for participation in the equity incentive plan. Stock options granted under the equity incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the equity incentive plan will have an exercise price or base price that is not less than the fair market value of the Company’s common stock on the date of grant.

The board of directors, or the compensation committee of the board of directors, will administer the equity incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals.  No awards will be granted if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s charter. Unless otherwise determined by the board of directors, no award granted under the equity incentive plan will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved an aggregate maximum of 300,000 shares for issuance under the equity incentive plan. In the event of a transaction between the Company and its stockholders that causes the per-share value of common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the equity incentive plan will be adjusted proportionately, and the board of directors must make such adjustments to the equity incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the equity incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a corporate transaction (as defined in the Company’s equity incentive plan), if any award issued under the Company’s equity incentive plan is not assumed or replaced as part of the corporate transaction, then such portion of the award shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value) immediately prior to the effective date of such corporation transaction, so long as the grantee’s continuous service has not terminated prior to such date. Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a change in control, each outstanding award issued automatically shall become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value), immediately prior to the effective date of such change in control, provided that the grantee’s continuous service has not terminated prior to such date. Under the equity incentive plan, a “corporate transaction” is defined to include (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale of all or substantially all of the Company’s assets; (iii) the Company’s complete liquidation or dissolution; and (iv) acquisitions by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities (but excluding any transactions determined by our administrator not to constitute a “corporate transaction”). Under the equity incentive plan, a “change in control” is defined generally as a change in ownership or control of the Company effected either through (i) acquisitions of securities by any person (or related group of persons) of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities pursuant to a tender offer or exchange offer that the Company’s directors do not recommend the Company’s stockholders accept; or (ii) a change in the composition of the board over a period of 12 months or less such that a majority of the Company’s board members will no longer serve as directors, by reason of one or more contested elections for board membership

The equity incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The board of directors may terminate the equity incentive plan at any time. The expiration or other termination of the equity incentive plan will have no adverse impact on any award previously granted under the equity incentive plan. The board of directors may amend the equity incentive plan at any time, but no amendment will adversely affect any award previously granted, and no amendment to the equity incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the equity incentive plan.

Note G – Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our financial statements.

Note H — Subsequent Events

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

As of November 14, 2012 we have raised approximately $0.4 million which has been deposited in an escrow account until the time we break escrow.

On October 3, 2012, MVP REIT, Inc. confirmed that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.045 per share, subject to breaking escrow after receiving minimum gross proceeds from stock sales of $3 million. The initial distributions are expected to be paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of MVP REIT, Inc. and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to MVP REIT, Inc., a Maryland corporation.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We depend upon our Advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

•
Our business strategy contemplates that many of our investments will be in real estate and real estate secured loans in markets which have suffered significant declines in value in recent years. As a result, such investments may entail greater risk of loss resulting in a decline in the value of shares and reduced distributions to stockholders.

•	We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

•
The loss of or the inability to obtain key real estate, finance and securities professionals at our sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

•	A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.

•
We will rely primarily upon the value of our real estate collateral to protect us in the event of a loan default and, if the collateral proves insufficient, we may suffer a loss on the loan which will adversely affect our financial condition and our ability to pay distributions to our stockholders.

•	Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on our stockholders’ investment.

•	The leases on the properties underlying our real estate secured loans may not be renewed on favorable terms.

•	Our real estate secured loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.

•	Our real estate secured loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates.

•	Delays in liquidating defaulted mortgage loans could reduce our investment returns.

•	Returns on our real estate secured loans may be limited by regulations.

•	Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

•	Our real estate secured loans could be subject to delinquency, foreclosure and loss, which could result in losses to us.

•	Our investments in real estate secured loans are subject to changes in credit spreads.

•	Adjustable rate mortgage loans may entail greater risks of default to lenders than fixed rate mortgage loans.

•
Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333- 180741) filed with the SEC (as the same may be amended and supplemented from time to time, the “Registration Statement”).

Overview

We were incorporated on April 3, 2012 as a Maryland corporation and intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012.  On September 25, 2012, we commenced our initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to the Registration Statement.  The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. We expect to use substantially all of the net proceeds from the offering to acquire: (i) real estate secured loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, performance-based variable interest real estate secured loans and other loans secured by real estate and (ii) real property that meets our investment objectives. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing assets that provide attractive and stable returns to our investors.  As of September 30, 2012, we have not commenced operations nor have we identified any investments in which there is a reasonable probability that we will invest.

MVP Realty Advisors, LLC, our affiliate, is our advisor. Our advisor manages our day-to-day operations pursuant to the terms of an advisory agreement. Our advisor will have substantial discretion with respect to decisions regarding the selection, negotiation, financing and disposition of our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Our advisor will also provide asset management, marketing, investor relations and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital.

Liquidity and Capital Resources

We are dependent upon the net proceeds from the offering to conduct our proposed operations. We will obtain the capital required to purchase real estate investments and conduct our operations from the proceeds of this offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. We have initially been capitalized with $200,000 which was contributed in cash on April 2, 2012, from the sale of 22,222.22 shares in the aggregate.

We currently have no outstanding debt and have not received a commitment from any lender to provide us with financing. We intend to employ conservative levels of borrowing in order to provide more funds available for investment. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Historically, our sponsor has not used leverage for its investments in subordinated debt. Consistent with past practice, we do not expect to leverage our investments in subordinated debt, but reserve the right to do so. We expect that we may use leverage for any senior debt or equity investments that we make. We expect that our debt financing, if any, on such investments will not exceed 30% of the greater of the cost or fair market value of our overall investments.

We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve during the initial stages of the offering; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations described in this prospectus, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the selling agent(s). During our organization and offering stage, these payments will include payments to the selling agent(s) for selling commissions and payments to the our advisor for reimbursement of certain organization and offering expenses. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “Management Compensation.” The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Results of Operations

As of September 30, 2012, we were in our development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.  We will not commence operations until we have raised at least $3,000,000 in shares of our common stock pursuant to the Offering.

Because we have not acquired any properties or other real-estate related assets,  our management is not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as amended from time to time.

Distributions

On October 3, 2012, the Company confirmed that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.045 per share, subject to breaking escrow after receiving minimum gross proceeds from stock sales of $3 million. As we had not met the minimum offering requirements as of September 30, 2012, no distributions were paid or payable as of that date.

Until the net proceeds from the Offering are fully invested, we may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from our Advisor or by way of waiver or deferral of fees. We have not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  The level of distributions will be determined by our board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by our board of directors.

Related-Party Transactions and Arrangements

We have entered into agreements with affiliates of our Sponsor, whereby we will pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note D — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Inflation

We expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market.

REIT Compliance

To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to net income as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Deferred Costs

Deferred costs may consist of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of September 17, 2012, such costs totaled approximately $1,079,000. On the day we commence our Offering, deferred offering costs will be reclassified to stockholder’s equity.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Revenue Recognition

Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

We will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

We will recognize interest income from loans on an accrual basis over the expected terms of the loans using the effective interest method. We will recognize fees, discounts, premiums, anticipated exit fees and direct cost over the terms of the loans as an adjustment to the yield. We will recognize fees on commitments that expire unused at expiration. We will recognize interest income from available-for-sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.

Organization, Offering and Related Costs

Certain organization and offering costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of our Advisor and its affiliates, will be incurred by our Advisor on our behalf.  After we have reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  All offering costs paid by us, including sales commissions, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when we have an obligation to reimburse the Advisor. Offering costs will be reclassified from deferred costs to stockholder’s equity when we commence our Offering, and will include all expenses incurred by us in connection with our Offering as of such date.

Share-Based Compensation

We have a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2012. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Per Share Data

We will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Reportable Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property. As of September 25, 2012, we had not commenced operations.

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

We are an “emerging growth company” under the recently enacted JOBS Act. For as long as we are an “emerging growth company,” which may be up to five fiscal years, we are not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate secured loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

We, under the supervision and with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note C – Commitment and Contingencies of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.               RISK FACTORS.

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, as amended from time to time.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

(a)           Recent Sales of Unregistered Securities. On April 4, 2012, we issued 22,222.22 shares of common stock at $9.00 per share to MVP Capital Partners, LLC, our sponsor, in exchange for $200,000 in cash. On April 4, 2012, we also issued 1,000 shares of our convertible stock at $1.00 per share to MVP Realty Advisors, LLC, our advisor. In each case, we relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended. Our sponsor and our advisor, by virtue of their affiliation with us, had access to information concerning our proposed operations and the terms and conditions of this investment.

(b)           Use of Proceeds from Sales of Registered Securities.  The registration statement for the offering (No. 333- 180741) was declared effective on September 25, 2012.  The offering commenced on September 25, 2012 and is ongoing.  The registration statement covers $550 million in shares of common stock, consisting of up to $500 million in shares of common stock offered to the public at $9.00 per share and up to $50 million in shares of common stock issuable pursuant to our distribution reinvestment plan under which stockholders may elect to have their distributions reinvested in additional shares of common stock at $9.00 per share during the offering.  All subscription funds would be held in escrow until we have received subscriptions of for at least $3,000,000.  At September 30, 2012, we had not received the minimum amount of subscriptions.  As of September 30, 2012, we had reimbursed our advisor $100,000 in offering costs and expenses.  No additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. As of September 30, 2012, we had not entered into any arrangement to acquire any specific property or to make any specific loan or to make any other permitted investment.

(c)           Share Repurchases.  Our board of directors has adopted a share repurchase program that enables our stockholders who hold their shares for more than one year to sell their shares to us in limited circumstances. We will waive this holding period requirement if a shareholder dies or in other circumstances at our advisor’s discretion.  Our share repurchase program will permit shareholders to ask us to repurchase their shares at a price of 97.5% to 100% of the price paid for the shares until our board of directors has established an estimated value per share, and at a price equal to 100% of the estimated value per share after that value has been established.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At September 30, 2012, no shares had been redeemed.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	November 14, 2012

By:	/s/ John Alderfer
John Alderfer
President and Chief Financial Officer
Date:	November 14, 2012

EXHIBIT INDEX

Exhibit	Document
1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.

1.2(6)	Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC

1.3(1)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.

1.4(1)	Amendment to Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC

3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.

3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.

3.3(4)	Articles of Amendment (Name Change)

3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.

3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.

3.6(7)	Articles of Amendment of MVP REIT, Inc.

3.7(1)	Articles of Amendment of MVP REIT, Inc.

4.1(1)	Form of Subscription Agreement (included as Appendix A to the prospectus that is a part of the Registration Statement)

10.1(3)	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC.

10.2(1)	Distribution Reinvestment Plan (included as Appendix B to the prospectus that is a part of the Registration Statement)

10.3(3)	Escrow Agreement

10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan

31.1	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2012 and for the period from April 3, 2011 (INCEPTION) through September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of September 30, 2012, (ii) Statements of Operations (unaudited) for the three ended September 30, 2012 and for the period from April 3, 2011 (INCEPTION) through September 30, 2012, (iii) Statement of Equity (Deficit) (unaudited) for the period from April 3, 2011 (INCEPTION) through September 30, 2012, (iv) Statement of Cash Flows (unaudited) for the period from April 3, 2011 (INCEPTION) through September 30, 2012, and (v) Notes to Financial Statements (unaudited).  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Filed previously with Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.

(2)	Filed previously with the Registration Statement on Form S-11 on April 16, 2012, and incorporated herein by reference.

(3)	Filed previously with Amendment No. 1 to the Registration Statement on Form S-11 on May 21, 2012, and incorporated herein by reference.

(4)	Filed previously with Amendment No. 2 to the Registration Statement on Form S-11 on June 14, 2012, and incorporated herein by reference.

(5)	Filed previously with Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.

(6)	Filed previously with Amendment No. 4 to the Registration Statement on Form S-11 on July 16, 2012, and incorporated herein by reference.

(7)	Filed previously with Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-Q of MVP REIT, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Exhibit 31.2

CERTIFICATIONS

I, John Alderfer, certify that:

1. I have reviewed this Form 10-Q of MVP REIT, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2012

/s/ John Alderfer
John Alderfer
President and Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as Chief Executive Officer of MVP REIT, Inc. (the “Registrant”), and John Alderfer, as President and Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-Q for the period from April 3, 2012 (INCEPTION) through September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Date: November 14, 2012

/s/ John Alderfer
John Alderfer
President and Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.