Form 10-K
period 2012-12-31
MVP REIT, Inc.
filed 2013-04-01
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s Telephone Number: 702.534.5577

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

As of April 1, 2013, there were 485,152 shares of the Company’s Common Stock outstanding.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our initial public offering;
•	the performance of properties we may acquire or loans we may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1.                      BUSINESS

General

MVP REIT, Inc. (formerly known as MVP Monthly Income Realty Trust, Inc.) (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to receive net proceeds of at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of December 31, 2012 the Company had raised approximately $4.2 million in shares of its common stock.

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

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  MVPCP owns sixty percent (60%) of the Advisor, and the remaining forty percent (40%) is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), which is managed by Vestin Mortgage, LLC. Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of Vestin Realty Mortgage II (“VRM II”), Vestin Realty Mortgage I (“VRM I”) and Vestin Fund  III (“VF III”).  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).  Our selling agent, MVP American Securities is an affiliate of our advisor.

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company ( “REH”). Substantially all of the Company’s real estate investment business will be conducted through REH. The operating agreement provides that REH will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation, rather than as a partnership.

Our office is located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.

2012 Highlights

During 2012, we completed the following transactions:

•	the SEC declared our registration statement effective on September 25, 2012;
•	we achieved the minimum offering amount of $3,000,000 in offering proceeds on December 11, 2012;
•	we acquired our first real estate asset, a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas, on December 14, 2012; and
•	we raised $4,166,000 in gross offering proceeds as of December 31, 2012.

Investment Objectives

Our primary investment objective is to generate current income. We anticipate generating current income from interest payments on our mortgage loans and from rent and other income from properties we acquire.

We may also seek to realize growth in the value of our investments by timing their sale to maximize value. However, we cannot assure you that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, our advisor will have substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets. Our board of directors, including our independent directors, will review our investment policies at least annually to determine whether our investment policies continue to be in the best interests of our stockholders. Each determination and the basis therefore shall be set forth in the applicable board meeting minutes.

Borrowing Policy

We intend to employ conservative levels of borrowing in order to provide more funds available for investment. Our intended targeted debt level is no more than 50% of the loan to value of our portfolio of assets. Our charter precludes us from borrowing more than the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, which we refer to as the NASAA REIT Guidelines, limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to exceed our net offering proceeds. Our aggregate borrowings, secured and unsecured, will be reviewed by the board of directors at least quarterly.

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

Competition

We have significant competition with respect to both our acquisition of real property and our mortgage lending business.  Our competitors include other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have significantly greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

We will compete with numerous other persons or seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

Tax Status

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Until we qualify as a REIT, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes. We believe we will operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Following the election to be taxed as a REIT, we generally will not be subject to federal income tax on our taxable income that is currently distributed to our stockholders, provided that distributions to our stockholders equal at least 90% of our taxable income, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We intend to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. We do not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

We have no prior operating history; therefore there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with an operating history.

We are a recently formed company and have no operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with an operating history and we may not be able to achieve our investment objectives.

You will not have the opportunity to evaluate our investments before we make them, which makes your investment in our shares more speculative.

We will seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses in (i) real estate secured loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans secured by real estate and (ii) real property that meets our investment objectives. We have only acquired one property to date. You will be unable to evaluate the economic merit of assets before we invest in them and you will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors and our advisor will have broad discretion in implementing our investment strategy, objectives and policies and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to our competitors and may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our shares are being offered on a “best efforts” basis.  To date we have raised less than $5 million and invested in one property.  If we are unable to raise a significant amount of additional funds, our real estate and loan portfolio will not be diversified and the poor performance of a single investment will materially adversely affect our overall investment performance.

Shares of our common stock are being offered on a “best efforts” basis.  To date, we have raised less than $5 million and invested in one property. If we do not raise significant additional funds, we will be thinly capitalized and will not be able to achieve a broadly diversified portfolio.   Failure to build a diversified portfolio is inconsistent with our long term objectives and increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

We depend upon our advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. While our advisor’s personnel have substantial experience in investing in real estate secured loans, they have only limited experience in making direct investments in real estate. We will also depend upon the performance of third-party loan servicers to service our loan investments. Except for investments that may be described in supplements to this prospectus prior to the date you subscribe for our shares, you will have no opportunity to evaluate the economic merits or the terms of our investments before making a decision to invest in our company. You must rely entirely on the management abilities of our advisor, the loan servicers our advisor selects and the oversight of our board of directors. We cannot assure you that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Our business strategy contemplates that many of our investments will be in real estate and real estate secured loans in markets which have suffered significant declines in value in recent years. As a result, such investments may entail greater risk of loss resulting in a decline in the value of your shares and reduced distributions to stockholders.

Our sponsor’s experience is primarily in states in the Western and Southwestern United States such as Nevada, Arizona, California, Texas and Utah. The real estate markets in a number of these states have suffered significant declines in value over the last several years. Our business strategy contemplates investing in under-valued properties primarily in the Western and Southwestern United States (and other areas where our affiliates or correspondents have experience) and seeking to profit from future appreciation in such properties, as well as lending to borrowers who are developing properties with significant growth potential in such geographic markets. Our expectations with respect to the recovery of real estate markets may prove unfounded. Moreover, we may acquire properties that fail to appreciate in value and we may make loans to borrowers who are unable to complete their projects and repay their loans as a result of persistent weakness in local real estate markets. In such event, the value of our investments may decline and we may experience a high level of defaults on our loans, resulting in a likely decline in the value of your shares and reduced distributions to our stockholders.

We may change our targeted investments and investment guidelines without stockholder consent.

Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. Pursuant to SEC Rules, we may be required to file Post-Effective Amendments to this registration statement to disclose any material change to investors, such as changes to our targeted investments and investment guidelines. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of shares of our common stock and our ability to make distributions to you. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our advisor’s real estate, finance and securities professionals, including Michael V. Shustek, to identify suitable investments. Our sponsor and its other affiliated entities also rely on Michael V. Shustek for investment opportunities. To the extent that our advisor’s real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Further, the more money we raise in this offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the size of this offering increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Our cash distributions are not guaranteed,may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. In the event that we are unable to consistently fund monthly distributions to stockholders entirely from our funds from operations, the value of your shares upon the possible listing of our common stock, the sale of our assets or any other liquidity event may be reduced.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return will be reduced.

Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations. Until the proceeds from this offering are fully invested and from time to time during the operational stage, however, we may not generate sufficient cash flow from operations to fund distributions. Our initial distributions have been paid from offering proceeds. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments, and your overall return may be reduced. To the extent that portions of the distributions that we make may represent a return of capital to you, it will lower your tax basis in our shares.

You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsor has only invested $200,000 in us through the purchase of 22,222.22 shares of our common stock at $9.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our advisor, which is a subsidiary of our sponsor, for our organization and offering expenses, our sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Any adverse changes in our advisor’s financial health or our relationship with our advisor or its affiliates could hinder our operating performance and the return on your investment.

We have engaged our advisor to manage our operations and our portfolio of real estate secured loans and real property investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates as well as our advisor’s real estate, finance and securities professionals in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Any adverse changes in our advisor’s financial condition or our relationship with our advisor could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate, finance and securities professionals at our sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Michael V. Shustek who would be difficult to replace. Michael V. Shustek may not remain associated with our sponsor. If he were to cease his association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our sponsor and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until the later of 2018 or three years after the date this offering closes. There can be no assurance that we will effect a liquidity event within such time or at all. If we do not successfully implement a liquidity transaction, you may have to hold your investment for an indefinite period.

In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the listing of shares of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets; or (3) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until the later of 2018 or three years after the date this offering closes. There can be no assurance that we will cause a liquidity event to occur at such time or at all. If we do not pursue a liquidity transaction your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

Your ability to have your shares repurchased is limited under our share repurchase program, and if you are able to have your shares repurchased, it may be at a price that is less than the price you paid for the shares and the then-current market value of the shares.

Our share repurchase program contains significant restrictions and limitations. For example, stockholders must generally hold their shares for a minimum of one year before they can participate in our share repurchase program. Further, we presently intend to limit the number of shares to be repurchased during any calendar quarter to not more than 2.00% of the number of shares of our common stock outstanding on December 31st  of the prior calendar year. Repurchases will be funded solely from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar. Our board of directors may also limit the amounts available for repurchase at any time in its sole discretion. In addition, our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days prior notice. Therefore, you may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase program.

Please see “Description of Capital Stock — Share Repurchase Program” for a description of all of the terms and limitations associated with our share repurchase program. As a result of these limitations, the repurchase price you may receive upon any such repurchase may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and you should not assume that you will be able to sell all or any portion of your shares back to us pursuant to our share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

Continued disruptions in the financial markets and difficult economic conditions could adversely impact the real estate market as well as the market for debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns to you.

We intend to acquire a portfolio of real estate secured loans and real property investments. We may also acquire other companies with assets consisting of real estate secured loans and real property investments. Economic conditions greatly increase the risks of these investments. The value of collateral securing any loan investment we may make could decrease below the outstanding principal amount of such loan. In addition, revenues on the properties and other assets in which we have invested or that are underlying any loan investments we may make could decrease, making it more difficult for us to collect rents or for borrowers to meet their payment obligations to us. Each of these factors would increase the likelihood of default and foreclosure, which would likely have a negative impact on the value of our loan investment.

Since 2007, liquidity in the market for non-prime and sub-prime mortgage loans, and the real estate investments that depend on the performance of such loans, has decreased dramatically. More recently, underlying collateral performance concerns pertaining to the increased rates of delinquency, foreclosure and loss have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and real estate bonds and loans (despite recent rallying for high quality assets). This has led to a wide distinction in price discovery for senior and subordinated assets. The continued market volatility and instability may interfere with the successful implementation of our business strategy.

Despite recent positive indicators, protracted economic downturn will also likely have a negative impact on our ability to finance loans. Borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. If real property values decline, creditworthy investors may be less likely to look to debt financing for acquisitions in a recessionary environment. Furthermore, we may have difficulty selling loans, loan participations and structured loan products in a recessionary environment. These factors may hinder our ability to generate revenue by selling and financing loans.

All of the factors described above could adversely impact our ability to implement our business strategy and make distributions to our investors and could decrease the value of an investment in us.

Government intervention may limit our ability to continue to implement certain strategies or manage certain risks.

The pervasive and fundamental disruptions that the global financial markets have and may continue to undergo have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations. Significantly increased regulation of the financial markets could have a material impact on our operating results and financial condition.

Risks Related to Our Investments

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our investors.

We will be subject to risks incident to the ownership of real estate related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate-related assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Additionally, we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate-related assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations funds from operations, cash flow and returns to our investors.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans, as well as on the value that we can realize from assets we own or acquire.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of both real estate and real estate properties. In addition, since borrowers often use anticipated increases in the value of their existing properties to support the purchase or investment in additional properties, declining real estate values will likely reduce the demand for real estate secured loans, thereby reducing the number of such loans available for acquisition by us. Borrowers may be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

Our investments in real estate and real estate-related loans will be subject to the risks typically associated with real estate.

We may invest directly in real estate, and our real estate-related loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of properties that we own directly and the properties ultimately securing our loans will remain at the levels existing on the dates of acquisition or loan origination. If the values of properties we own or that secure loans drop, our risk will increase because of the lower value of the real estate or the security associated with loans. In this manner, real estate values could impact both the value of our real estate investments and the value of our loan investments. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties; and
•	the potential for uninsured or underinsured property losses.

We will rely primarily upon the value of our real estate collateral to protect us in the event of a loan default and, if the collateral proves insufficient, we may suffer a loss on the loan which will adversely affect our financial condition and our ability to pay distributions to our stockholders.

Our underwriting process will focus on the value of the underlying real estate that will serve as collateral for our loans rather than the creditworthiness of the borrower. Many of our borrowers may be higher risk companies or individuals who are not able or willing to obtain loans from commercial banks or other traditional lenders. Accordingly, we will depend primarily upon our real estate collateral to protect us in the event of a loan default. We will seek to invest in loans not exceeding 75% of the current value of the underlying property to provide us with an equity cushion in the event real estate values decline. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. If there is less security and a default occurs, we may not recover the full amount of our loan. The resulting loss will adversely affect our financial condition and will reduce the amount of funds available to distribute to our stockholders.

We have no established investment criteria limiting the geographic concentration of our investments in real estate secured loans and real estate. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Our real estate investments may be concentrated in one or few geographic locations, and certain real estate secured loans in which we invest may be secured by a single property or properties in one or few geographic locations. Further, we intend that our secured investments will be collateralized by properties located solely in the U.S. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral

Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on your investment.

We have significant competition with respect to both our acquisition of real property and our mortgage lending business.  Our competitors include other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have significantly greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

We will compete with numerous other persons or seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

The leases on the properties underlying our real estate secured loans may not be renewed on favorable terms.

The properties underlying our real estate secured loans could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be re-let or, if re-let, the terms of the renewal or re-letting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenants’ ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or re-letting are significantly lower than expected, the value of our real estate secured loans may be adversely affected.

Our real estate secured loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.

The real estate secured loans we invest in will be at risk of defaults caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the real estate secured loans will remain at the levels existing on the dates of acquisition of such loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

Our real estate secured loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates.

If we invest in fixed-rate, long-term real estate secured loans and interest rates rise, such loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that real estate secured loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, our returns on real estate secured loans and the value of your investment will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If there are defaults under our mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the mortgagor raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our real estate secured loans may be limited by regulations.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make or invest in real estate -related loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make or invest in real estate secured loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner, including, among other things, insurance costs, costs of maintenance and taxes relating to any property acquire through the foreclosure process.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our real estate secured loans could be subject to delinquency, foreclosure and loss, which could result in losses to us.

Real estate secured loans are secured by real property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. We expect that many of the real estate secured loans that we originate will be fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the loan. If a borrower defaults on one of our real estate secured loans and the underlying asset collateralizing the real estate loan is insufficient to satisfy the outstanding balance of the real estate loan, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy.

Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Our investments in subordinated real estate secured loans may be subject to losses.

We intend to acquire subordinated real estate secured loans. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

Our investments in real estate secured loans are subject to changes in credit spreads.

Our investments in real estate secured loans are subject to changes in credit spreads. When credit spreads widen, the economic value of such investments decrease. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread.

Adjustable rate mortgage loans may entail greater risks of default to lenders than fixed rate mortgage loans.

Adjustable rate mortgage loans may contribute to higher delinquency rates. Borrowers with adjustable rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed rate period, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.

Our mezzanine and bridge loans will be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Insurance may not cover all potential losses on the mortgaged properties which may impair our security and harm the value of our assets.

We will require that each of the borrowers under our mortgage loan investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, which may be uninsurable or not economically insurable. We may not require borrowers to obtain terrorism insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our security and decrease the value of the property.

With respect to mortgaged properties, options and other purchase rights may affect value or hinder recovery.

A borrower under certain mortgage loans may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede the lender’s ability to sell the related mortgaged property at foreclosure or may adversely affect the value or marketability of the property.

A borrower’s form of entity may cause special risks or hinder our recovery.

Since most of the borrowers for our real estate secured loans are legal entities rather than individuals, our risk of loss may be greater than those of mortgage loans made to individuals. Unlike individuals involved in bankruptcies, most of the entities generally do not have personal assets and creditworthiness at stake. The terms of the mortgage loans generally require that the borrowers covenant to be single-purpose entities, although in some instances the borrowers are not required to observe all covenants and conditions that typically are required in order for them to be viewed under standard rating agency criteria as “single-purpose entities.” Borrowers’ organizational documents or the terms of the mortgage loans may limit their activities to the ownership of only the related mortgaged property or properties and limit the borrowers’ ability to incur additional indebtedness. These provisions are designed to mitigate the possibility that the borrowers’ financial condition would be adversely impacted by factors unrelated to the mortgaged property and the mortgage loan in the pool.

The bankruptcy of a borrower, or a general partner or managing member of a borrower, may impair the ability of the lender to enforce its rights and remedies under the related mortgage. Borrowers that are not single-purpose entities structured to limit the possibility of becoming insolvent or bankrupt, may be more likely to become insolvent or the subject of a voluntary or involuntary bankruptcy proceeding because the borrowers may be (i) operating entities with a business distinct from the operation of the mortgaged property with the associated liabilities and risks of operating an ongoing business or (ii) individuals that have personal liabilities unrelated to the property.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to tenants of real property we own. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

Real property that incurs a vacancy could be difficult to sell or re-lease.

Real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of a lease. Additionally, the recent economic downturn in the United States may lead to increased defaults by tenants. Certain of the real properties we may acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

Real property will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Real property is subject to real and personal property taxes that may increase as tax rates change and as real property is assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases in property taxes, are charged to the lessees as an expense related to the real property that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt;
•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;
•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;
•
that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•
the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither party has the power to control the joint venture, potentially resulting in an impasse, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Delays in the acquisition, development and construction of real property may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real property could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to you.

Real property investments may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our real property investments could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real property may also be subject to the Americans with Disabilities Act of 1990, as amended, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

Real property is an illiquid investment, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real property is an illiquid investment. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.
In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. Our real properties may also be subject to resale restrictions. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

The bankruptcy or insolvency of a significant tenant may adversely impact our operations and our ability to pay dividends.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Acquisitions could result in operating difficulties, dilution or other adverse consequences to our business.

We may pursue acquisitions of companies with assets consisting of real estate secured loans and real property. These acquisitions pose many risks, including:

•	we may not be able to identify suitable acquisition candidates at prices we consider attractive;
•	we may not be able to compete successfully for identified acquisition candidates, complete future acquisitions or accurately estimate the financial effect of acquisitions on our business;
•	future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional leverage;
•	we may have difficulty integrating acquired businesses, resulting in unforeseen difficulties;
•	acquisitions may disrupt our business; and
•	acquisitions may have significant accounting implications, which could reduce our future earnings.

In connection with any acquisition that we make, there may be liabilities that we fail to discover or that we inadequately assess. Acquired entities may not operate profitably or result in improved performance. If our acquisitions perform poorly, our business and financial results could be adversely affected.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

The recently-enacted Dodd-Frank Act regulates derivative transactions, which include certain hedging instruments we may use in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate-related assets or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests (or any property which generates such income or gain), and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Some of our assets will be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

We intend to disclose funds from operations, or FFO, a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and our computation of FFO may not be comparable to other REITs.

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or “FFO.” The National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO, which includes adding back real estate impairment charges for all periods presented, however, under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent.

The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our operating performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.

The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical cost accounting for depreciation may be less informative than FFO. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

However, FFO should not be construed to be equivalent to or a substitute for the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO measures and the adjustments to U.S. GAAP in calculating FFO. Furthermore, FFO is not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with U.S. GAAP, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment indicates that the property’s operating performance may have been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Risks Related to Our Financing Strategy

The real estate finance industry has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions in the United States generally.

Since mid-2007 the global financial markets were impacted by significant declines in the values of nearly all asset classes and by an unprecedented lack of liquidity, although noticeable increases in demand for high quality assets emerged in the second half of 2009. This market disruption was initially triggered by the subprime residential lending and single family housing markets experiencing significant default rates, declining real estate values and increasing backlog of housing supply. Other lending markets also experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly to commercial real estate and other credit markets. The difficulties in the real estate finance industry, which could adversely affect our business, financial condition, results of operations and our prospects for future growth.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets with outside capital. Due to global liquidity constraints, nearly all financial industry participants, including real estate lenders and investors, continue to find it nearly impossible to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be severely impacted.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

Our charter does not limit us from incurring debt until our borrowings would exceed 300% of our net assets. Further, we can increase our borrowings in excess of 300% of our net assets, if a majority of our independent directors approve such increase and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

We may use credit facilities to finance some of our investments. To the extent these credit facilities contain mark-to-market provisions, if the market value of the real estate secured loans pledged by us declines in value due to credit quality deterioration, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. In a weakening economic environment, we would generally expect credit quality and the value of the real estate secured loans that serve as collateral for our credit facilities to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.

Instability in the debt markets may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Risks Related to Conflicts of Interest

The fees we pay to affiliates in connection with this offering and in connection with the acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, MVP American Securities (our affiliated selling agent) and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our executive officers and our advisor’s key real estate, finance and securities professionals will face conflicts of interest caused by our compensation arrangements with our advisor and its affiliates, which could result in actions that are not in the long-term best interests of our company.

Our executive officers and our advisor’s key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of our sponsor, our affiliated selling agent and other affiliated entities. Our advisor, our affiliated selling agent and other affiliated entities will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our advisor and its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with our advisor, our affiliated selling agent and other affiliated entities, including the advisory agreement and our selling agreement with our affiliated selling agent;

•	public offerings of equity by us, which would enable our affiliated selling agent to earn additional selling commissions and our advisor to earn additional acquisition and asset management fees;
•
acquisitions of investments and loans originated for us by affiliates, which entitle our advisor to asset management fees and, in the case of acquisitions of real property from other affiliated entities, might entitle affiliates of our advisor to disposition fees in connection with services for the seller;

•	real property sales, since the asset management fees payable to our advisor will decrease;
•	sales of real property, which entitle our advisor to disposition fees; and
•	borrowings to acquire investments and loans originated for us by affiliates, which borrowings will increase the debt financing fees, and asset management fees payable to our advisor.

The fees our advisor receives in connection with transactions involving the acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. Additionally, the payment of certain fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In evaluating investments and other management strategies, the opportunity to earn fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

Our affiliated selling agent, MVP American Securities, will face conflicts of interest in connection with its due diligence review and investigation of us and the prospectus and otherwise relating to the services provided on our behalf.

MVP American Securities is an affiliate of our advisor and may receive substantial fees for acting as one of our selling agents. Because MVP American Securities is an affiliate, its due diligence review and investigation of us and the prospectus cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker dealer. In addition, MVP American Securities may act as a selling agent in future programs, if any, that may be sponsored by affiliates of our advisor. We may compete for investors with any such future programs and any overlap of such offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce your overall investment return.

Our advisor has no employees and relies upon the key real estate, finance and securities professionals of our sponsor to identify suitable investment opportunities for us. Our sponsor and other affiliated entities also rely on many of the same real estate, finance and securities professionals. Our investment strategy is very similar to that of our sponsor and its affiliated entities. When these real estate, finance and securities professionals direct an investment opportunity to any affiliated entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each entity. The allocation of investment opportunities could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to you.

Further, our directors and officers, our sponsor, our advisor, Michael V. Shustek and any of their respective affiliates, employees and agents are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition or sale of real estate investments or that otherwise compete with us. For a detailed description of the conflicts of interest that our advisor will face, see “Conflicts of Interest.”

Our advisor’s real estate, finance and securities professionals acting on behalf of our advisor will face competing demands relating to their time and this may cause our operations and your investment to suffer.

Our advisor has no employees and relies on the real estate, finance and securities professionals of our sponsor performing services for us on behalf of our advisor, including Michael V. Shustek, for the day-to-day operation of our business, who is also an executive officer of other affiliated entities. As a result of his interests in other affiliated entities and the fact that he engages in and will continue to engage in other business activities on behalf of himself and others, Michael V. Shustek will face conflicts of interest in allocating his time among us, our sponsor and other affiliated entities and other business activities in which he is involved. These conflicts of interest could result in declines in the returns on our investments and the value of your investment.

Our advisor may have conflicting fiduciary obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to co- invest in a property or real estate secured loans together with one or more of its affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and our advisor’s key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our advisor’s key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of our sponsor, MVP American Securities and other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our sponsor may grant equity interests in our advisor and the special unit holder to certain management personnel performing services for our advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

We may purchase real property and other real estate-related assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase real estate secured loans and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

Your interest in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and the personnel that our advisor utilizes to perform services on its behalf for us. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the income per share attributable to your investment. Additionally, although we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of advisory fees we would save or the costs we would incur if we become self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of cash available for us to originate or acquire assets, and to pay distributions. If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of the advisor but may instead remain employees of the sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

Risks Related to Our Shares and Our Corporate Structure

There is no public market for our shares of common stock and we are not required to effectuate a liquidity event by a certain date; therefore, it will be difficult for you to sell your shares and, if you are able to sell your shares, you will likely sell them at a substantial discount.

There is no public market for our shares of common stock, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit your ability to sell your shares. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and acquisition expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares, without incurring a substantial loss. You may also experience substantial losses if we dispose of our assets in connection with a liquidation event, though we are not required to consummate a transaction to provide liquidity to stockholders on any date certain or at all. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. We have adopted a share repurchase program but it is limited in terms of the amount of shares that may be repurchased each quarter. Thus, prospective stockholders should consider shares of our common stock as illiquid and a long-term investment, and you must be prepared to hold your shares for an indefinite length of time. Please see “Description of Capital Stock — Restrictions on Ownership of Shares of Capital Stock” herein for a more complete discussion on certain restrictions regarding your ability to transfer your shares.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless exempted by our board of directors. This limit can generally be waived and adjusted by our board of directors. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, these provisions may also decrease your ability to sell your shares of our common stock. For a detailed description, see “Description of Capital Stock — Restrictions on Ownership of Shares of Capital Stock.”

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such classes or series of stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our rights and the rights of our stockholders to recover claims against directors, including our independent directors, and our officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no director or officer will be liable to us or our stockholders for monetary damages and that we must generally indemnify directors and officers for losses unless, in the case of independent directors, they are grossly negligent or engage in willful misconduct or, in the case of non-independent directors or officers, they are negligent or engage in misconduct. As a result, you and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to you. See “Management — Limited Liability and Indemnification of Directors, Officers and Others.”

We are not and do not plan to be registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed and stockholder protections provided by the Investment Company Act; maintaining an exemption from registration may limit or otherwise affect our investment choices.

Neither we nor any of our subsidiaries are registered or intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

We expect that the Company and its subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” In providing guidance on this exclusion, the SEC staff, among other things, generally has focused on whether at least 55% of a subsidiary’s portfolio will comprise of qualifying real estate-related assets and at least 80% of its portfolio will comprise of qualifying real estate-related assets and real estate-related assets (and no more than 20% will comprise of other, non-qualifying assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments or real estate related investments and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC will concur with our classification of our assets. The SEC is reviewing interpretive issues relating to the status of mortgage-related pools under the Investment Company Act and whether mortgage-related pools potentially are making judgments about their status under the Investment Company Act without sufficient regulatory guidance. It is not certain whether or to what extent the SEC or its staff in the future may modify interpretive guidance to narrow the ability of issuers to rely on the exemption from registration provided by Section 3(c)(5)(C). Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exemption from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully. See “Investment Objectives and Strategy — Investment Company Act Considerations.”

To ensure that neither we nor any of our subsidiaries, are required to register as an investment company, an entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire securities or interests in companies that we would otherwise want to acquire. We will monitor our holdings and those of our subsidiaries to ensure continuing and ongoing compliance with these tests, and we will be responsible for making the determinations and calculations required to confirm our compliance with these tests. If the SEC does not agree with our determinations, we may be required to adjust our activities or those of our subsidiaries.

If we or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Further, if we or our subsidiaries are required to register as investment companies under the Investment Company Act, our investment options may be limited by various limitations, such as those mentioned above, and we or our subsidiaries would be subjected to a complex regulatory scheme, the costs of compliance with which can be high. For more information on issues related to compliance with the Investment Company Act, see “Investment Objectives and Strategy — Investment Company Act Considerations.”

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1 billion, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation. Certain of these exemptions are inapplicable to us because of our structure as an externally managed REIT, and we have not made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increase the uncertainty and risks you face as a stockholder.

Your interest in us will be diluted if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock, of which 98,999,000 shares are classified as common stock, par value $0.001 per share, 1,000,000 shares are classified as preferred stock, par value $0.001 per share, and 1,000 shares are classified as non-participating, non-voting convertible stock, par value $0.001 per share. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders may suffer dilution of their equity investment in us, in the event that we (1) sell securities that are convertible into shares of our common stock, (2) issue shares of our common stock in a private offering of securities to institutional investors, (3) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (4) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Your investment will be diluted upon conversion of the convertible stock.

We have issued 1,000 shares of our convertible stock to our advisor, for which our advisor contributed $1,000. Our convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00 per share. In general, upon the occurrence of any of the conditions set forth above, our issued shares of convertible stock will convert into a number of shares of common stock representing three and one-half percent (3.50%) of the outstanding shares of our common stock immediately preceding the conversion. Upon the issuance of shares of our common stock in connection with the conversion of our convertible stock, your interests in us will be diluted.

The conversion of the convertible stock held by our advisor due upon termination of the advisory agreement and the voting rights granted to the holder of our convertible stock, may discourage a takeover attempt or prevent us from effecting a merger that otherwise would have been in the best interests of our stockholders.

If we engage in a merger in which we are not the surviving entity or our advisory agreement is terminated without cause, our advisor may be entitled to conversion of the shares of our convertible stock it holds at any time thereafter for cash or our common stock. The existence of this convertible stock may deter a prospective acquirer from bidding on our company, which may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

The affirmative vote of two-thirds of the outstanding shares of convertible stock, voting as a single class, will be required (1) for any amendment, alteration or repeal of any provision of our charter that materially and adversely changes the rights of the convertible stock and (2) to effect a merger of our company into another entity, or a merger of another entity into our company, unless in each case each share of convertible stock (A) will remain outstanding without a material and adverse change to its terms and rights or (B) will be converted into or exchanged for shares of stock or other ownership interest of the surviving entity having rights identical to that of our convertible stock. In the event that we propose to merge with or into another entity, including another REIT, our advisor could, by exercising these voting rights, determine whether or not we are able to complete the proposed transaction. By voting against a proposed merger, our advisor could prevent us from effecting the merger, even if the merger otherwise would have been in the best interests of our stockholders.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Our advisor and its affiliates will perform services for us in connection with the selection, acquisition, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute your investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our initial public offering and assuming a $9.00 purchase price for shares sold in the primary offering and a $9.00 purchase price for shares sold under the distribution reinvestment plan, we estimate that we will use 96.25% to 96.59% of our gross offering proceeds for investments, to pay fees to our advisor for its services in connection with the selection and acquisition of investments and for the repurchase of shares of our common stock under our share repurchase program. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets. Moreover, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in this offering. These substantial fees and other payments also increase the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

Although we will not currently be afforded the protection of certain provisions of the MGCL relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and thereafter may only be consummated if approved by two supermajority votes of our stockholders. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. These provisions may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection. For more information about the business combination, control share acquisition and Subtitle 8 provisions of Maryland law, see “Description of Capital Stock — Business Combinations,” “Description of Capital Stock — Control Share Acquisitions” and “Description of Capital Stock — Subtitle 8.”

Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.

Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended, or the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no stockholder may transfer shares of our common stock to such offeror unless such stockholder shall have first offered such shares to us for purchase at the tender offer price. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent you from receiving a premium price for your shares in such a transaction. See “Description of Capital Stock — Tender Offers.”

Federal Income Tax Risks

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We believe we will operate in such a manner as to qualify, and we intend to elect to be treated, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service and is based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, as of the date hereof we have no operating history or assets and both the opinion and any other assessment regarding our qualification as a REIT depends wholly on projections regarding our future activities and our ability, within one year after our receipt thereof, to apply the proceeds of this offering to qualifying assets for purposes of the REIT requirements.

If we were to fail to qualify as a REIT for any taxable year, or if our board determined to revoke our REIT election, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax.

Lastly, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations or having to borrow funds.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. We may not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, e.g., from (i) the effect of non-deductible capital expenditures, (ii) the creation of reserves, (iii) the recognition of original issue discount or (iv) required debt amortization payments. If we do not have other funds available in these situations, it might be necessary to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

Our stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, if you are not a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Distributions payable by REITs generally do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended, and subsequently extended in December 2010, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2012 which increased to 20% through 2013. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% or 20% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. See “Material U.S. Federal Income Tax Considerations — Taxation of Taxable U.S. Stockholders.”

In certain circumstances, we may be subject to federal, state and local taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to you. See “Material U.S. Federal Income Tax Considerations — Taxation of Our Company.”

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;

•
Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may impact our ability to maximize profits.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego attractive investments or liquidate otherwise attractive investments to comply with such tests. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate-related assets. The remainder of our investments (other than governmental securities and qualified real estate-related assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate-related assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. See “Material U.S. Federal Income Tax Considerations —Requirements For Qualification — Asset Tests.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments to maintain REIT status. Such action may subject the REIT to the tax on prohibited transactions, discussed below.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real property and lease it back to the sellers of such property. We cannot assure you that the Internal Revenue Service will not challenge any characterization of such a lease as a “true lease,” which would allow us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock following the completion of this offering. Generally, this limit can be waived and adjusted by the board of directors. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Legislative or regulatory action could adversely affect us or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign stockholders may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act, or “FIRPTA”, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign stockholder on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market nor do we anticipate being traded on an established securities market in the foreseeable future. See “Material U.S. Federal Income Tax Considerations — Taxation of Non-U.S. Stockholders — Dispositions.”

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from hedging transactions that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate-related assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests, which could jeopardize our status as a REIT. Furthermore, compliance with the statutory REIT requirements may limit our ability to implement hedging strategies that may otherwise reduce risk, thereby increasing our risk profile.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

ITEM 2.                      PROPERTIES

As of December 31, 2012, our portfolio consisted of a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas. The storage facility was built during 2006 and is comprised of 12 buildings on 4 acres.

Our office is located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.

ITEM 3.                      LEGAL PROCEEDINGS

None

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders the later of 2018 or three years after the date our offering closes. Our charter does not require our board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $9.00 per share as of December 31, 2012. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholder Information

As of April 1, 2013, there were 24 holders of record of our common shares. The number of stockholders is based on the records of our transfer agent.

Dividend Policy

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Until we generate sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, including our offering proceeds. The amount and timing of our cash distributions will be determined by our board of directors and will depend on the amount of funds available for distribution, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. As a result, our distribution rate and payment frequency may vary from time to time. If our investments produce sufficient cash flow, we expect to make regular cash distributions to our stockholders, typically on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets in order to make distributions.

On October 3, 2012, the Company confirmed that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 11, 2013. All of our distributions to date have been paid from offering proceeds and represent a return of capital.

Share Redemption Program

During the year ended December 31, 2012, we did not receive any requests to redeem shares of common stock pursuant to our share redemption program as no stockholders qualified for the program.

Use of Offering Proceeds

On September 25, 2012, our Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of our common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 55,555,555 shares of our common stock to the public in our primary offering at $9.00 per share and up to 5,555,555 shares of our common stock pursuant to our distribution reinvestment plan at $8.73 per share.

As of December 31, 2012, we had sold 468,370 shares of common stock in our initial public offering. No shares have been sold through our distribution reinvestment plan. As of December 31, 2012, we have proceeds from our initial public offering totaling approximately $4,167,000. From this amount, we have incurred $67,000 in selling commissions, $2,103,000 in organizational and offering costs (of which $31,000 are offering expenses that are recorded as a reduction to equity, $4,000 are organizational expenses that are recorded in general and administrative expense, and $2,068,000 recorded as deferred offering costs and in accounts payable due to affiliates as the amount of organization and offering costs has exceeded 0.75% of gross offering proceeds), $227,000 in acquisition expenses and $1,000 in asset management fees. For the period from April 3, 2012 (inception) through December 31, 2012, the ratio of the cost of raising capital to the capital raised was approximately 51.5%.

As of December 31, 2012, we had offering proceeds, net of selling commissions, organization and offering costs, from our offering of $1,968,000. Certain organization and offering costs will be incurred by the Advisor on behalf of the Company. The Company has reimbursed $100,000, of such costs.  The Company will not make any additional reimbursements of such costs unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. As of December 31, 2012, we have used the net proceeds from our initial public offering to purchase $3,279,000 in real estate, and paid $227,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through December 31, 2012, see our financial statements included in this Annual Report.

For the period from April 3, 2012 (inception) through December 31, 2012, we did not sell any other equity securities that were not registered under the Securities Act and we did not repurchase any of our securities under our share redemption program.

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

The Company has authorized and reserved an aggregate maximum of 300,000 shares for issuance under the equity incentive plan. As of December 31, 2012, no equity incentives had been issued. In the event of a transaction between the Company and its stockholders that causes the per-share value of common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the equity incentive plan will be adjusted proportionately, and the board of directors must make such adjustments to the equity incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the equity incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a corporate transaction (as defined in the Company’s equity incentive plan), if any award issued under the Company’s equity incentive plan is not assumed or replaced as part of the corporate transaction, then such portion of the award shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value) immediately prior to the effective date of such corporation transaction, so long as the grantee’s continuous service has not terminated prior to such date. Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a change in control, each outstanding award issued automatically shall become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value), immediately prior to the effective date of such change in control, provided that the grantee’s continuous service has not terminated prior to such date. Under the equity incentive plan, a “corporate transaction” is defined to include (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale of all or substantially all of the Company’s assets; (iii) the Company’s complete liquidation or dissolution; and (iv) acquisitions by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities (but excluding any transactions determined by our administrator not to constitute a “corporate transaction”). Under the equity incentive plan, a “change in control” is defined generally as a change in ownership or control of the Company effected either through (i) acquisitions of securities by any person (or related group of persons) of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities pursuant to a tender offer or exchange offer that the Company’s directors do not recommend the Company’s stockholders accept; or (ii) a change in the composition of the board over a period of 12 months or less such that a majority of the Company’s board members will no longer serve as directors, by reason of one or more contested elections for board membership.

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

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data as of and for the period from April 3, 2012 (inception) through December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements.

Selected Financial Data	December 31, 2012

BALANCE SHEET DATA:
Total assets	$6,171,000
Total liabilities	$3,243,000
Total equity	$2,928,000

The period from April 3, 2012 (inception) through December 31, 2012

STATEMENT OF OPERATIONS DATA:
Total revenues	$25,000
Total expenses	$(1,164,000)
Net loss	$(1,141,000)
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(190,000)
Net cash used in investing activities	$(3,279,000)
Net cash provided by financing activities	$4,000,000

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward Looking Statements” preceding Part I.

Overview

MVP REIT, Inc. (formerly known as MVP Monthly Income Realty Trust, Inc.) (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of December 31, 2012 the Company raised approximately $4.2 million in shares of its common stock.

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meets the Company’s investment objectives.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  Our ability to build a diverse portfolio will require us to raise substantially more funds than we currently have.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquire with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  MVPCP owns sixty percent (60%) of the Advisor, and the remaining forty percent (40%) is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed Company (“VRM II”), which is managed by Vestin Mortgage, LLC.  Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of Vestin Realty Mortgage II (“VRM II”), Vestin Realty Mortgage I (“VRM I”) and Vestin Fund  III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, through short-term borrowing or borrowings under our revolving credit agreement. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

We intend to qualify as a REIT for federal income tax purposes, therefore we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, including and after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company’s executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company’s stockholders and preserving stockholder capital.

Results of Operations

Statement of Operations:	2012
Revenues	$25,000

Operating Expenses
General and administrative	909,000
Acquisition expenses	227,000
Operating and maintenance	18,000
Depreciation	10,000
Total operating expenses	1,164,000
Loss before other expense	(1,139,000)
Other expense
Interest expense	2,000
Net loss	$(1,141,000)

Our results of operations for the period from April 3, 2012 (inception) through December 31, 2012 are not indicative of those expected in future periods as we commenced real estate operations on December 14, 2012 in connection with our first property acquisition.

As of December 31, 2012, we had acquired one property for an aggregate purchase price of $3,279,000, including closing costs. We funded the acquisition of this property from proceeds of our ongoing initial public offering. We acquired the property during the fourth quarter of 2012, and therefore our financial statements do not reflect a full period of operations for this property. We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the property acquired in 2012 for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.

Rental revenue. Total rental revenue for the period from April 3, 2012 (inception) through December 31, 2012, was $25,000 of rental revenue from our sole property which was acquired on December 14, 2012.

General and administrative expenses.  General and administrative expenses were $909,000 for the period from April 3, 2012 (inception) through December 31, 2012. These general and administrative expenses consisted primarily of professional fees, director’s fees, advertising and wages and benefits paid through our Advisor totaling $306,000, $107,000, $92,000 and $92,000, respectively.

Acquisition expenses.  Acquisition expenses for the period from April 3, 2012 (inception) through December 31, 2012 were $227,000, all of which were incurred in connection with the acquisition of Cedar Park.

Operating and maintenance expenses.  For the period from April 3, 2012 (inception) through December 31, 2012, operating and maintenance expenses were $18,000. These operating and maintenance expenses consisted primarily of property management fees of $7,400 paid to a third-party management company.

Depreciation expense.  Depreciation expense was $10,000 for the period from April 3, 2012 (inception) through December 31, 2012. Depreciation expense consisted of $3,000 related to our acquired property and $7,000 related to our fixed assets.

Interest expense.  Interest expense was $2,000 for the period from April 3, 2012 (inception) through December 31, 2012, which was due to the financing of our Directors and Officers liability Insurance. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net loss.  We had a net loss of $1,141,000 for the period from April 3, 2012 (inception) through December 31, 2012. Our operating loss is primarily related to us commencing operations during December 2012 through the acquisition of our first real estate investment. Prior to December 2012, all activity was related to the offering.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on December 14, 2012.

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt.

Net cash provided by financing activities for the period from April 3, 2012 (inception) through December 31, 2012 were $4,000,000 consisting primarily of net offering proceeds $4,166,000 (after payment of selling commissions and offering expenses of $67,000). With capital from our financing activities, we invested approximately $3,279,000 in a property acquisition, and paid acquisition fees and closing costs of $227,000. Net cash used in operating activities for the period from April 3, 2012 (inception) through December 31, 2012 was $190,000. The excess cash generated from financing activities (net of cash used in investing activities and net cash used in operating activities) of $531,000 is expected to be used to pay liabilities or to make additional real estate investments.

As of December 31, 2012, we had no outstanding long-term debt except for a note payable for an insurance policy for Directors and Officers liability and have not received a commitment from any lender to provide us with financing. We intend to employ conservative levels of borrowing in order to provide more funds available for investment. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. We expect that we may use leverage for any senior debt or equity investments that we make. We expect that our debt financing, if any, on such investments will not exceed 30% of the greater of the cost or fair market value of our overall investments.

We will experience a relative increase in liquidity if and when additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve during the initial stages of the offering; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the selling agent(s). During our organization and offering stage, these payments will include payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “Management Compensation.” The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.

On October 3, 2012, the Company confirmed that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 11, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). The press release further announced that its Board of Directors has decreased the purchase price on its Distribution Reinvestment Plan (“DRIP”) from $9.00 to $8.73 per share to take into account that no commission is paid of shares purchased under the DRIP commencing with the January 2013 distribution paid in February 2013.

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

To date, all of our distributions have been paid from offering proceeds and represent a return of capital.

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

REIT Compliance

We intend to qualify as a REIT for federal income tax purposes, therefore we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, including and after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Funds from Operations and Adjusted Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interests costs, which is not immediately apparent from net income.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. As a result, in addition to FFO, we also calculate Adjusted Funds from Operations, or adjusted FFO, which excludes from FFO (1) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating non-cash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. We believe that adjusted FFO is helpful to our investors and management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of adjusted FFO based on the following economic considerations:

Acquisition costs:  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, adjusted FFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

Impairment charge:  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term. Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends. The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance. Because adjusted FFO excludes impairment charges, management believes adjusted FFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than changes that may reflect only anticipated losses.

Subject to the following limitations, FFO and adjusted FFO provides a better basis for measuring our operating performance. The calculation of FFO and adjusted FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, the presentation of FFO and adjusted FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO and adjusted FFO are not intended to be alternatives to net income as an indicator of our performance, liquidity or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

Our calculation of FFO, and adjusted FFO, is presented in the following table for the period from April 3, 2012 (inception) through December 31, 2012:

Net Loss	$(1,141,000)
Add:
Depreciation and amortization of real estate assets	10,000
FFO	(1,131,000)
Add:
Acquisition expenses	227,000
Adjusted FFO	$(904,000)

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of December 31, 2012, such costs totaled approximately $2.1 million. On the day we commence our Offering, deferred offering costs will be reclassified to stockholder’s equity.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $550,000,000 in shares of our common stock on September 25, 2012. As of April 1, 2013, we had accepted investors’ subscriptions for, and issued, 481,764 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $4,284,894.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$154,000	$154,000	$--	$--	$--
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$154,000	$154,000	$--	$--	$--

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheet of MVP REIT, Inc. (a Maryland Corporation in the Development Stage) (the “Company”) as of December 31, 2012 , and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from April 3, 2012 (date of inception) to December 31, 2012. Our audit of the basic consolidated financial statements included Schedule III – Real Estate and Accumulated Depreciation.   These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.   Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVP REIT, Inc. (a Maryland Corporation in the Development Stage) as of December 31, 2012 and the results of its operations and its cash flows for the period from April 3, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ JLK Rosenberger, LLP

Irvine, California
April 1, 2013

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET

As of December 31, 2012

ASSETS

Cash	$531,000
Accounts receivable	3,000
Prepaid expenses	216,000
Investments in real estate and fixed assets
Land and improvements	819,000
Building and improvements	2,460,000
Fixed assets	84,000
3,363,000
Accumulated depreciation	(10,000)
Total investments in real estate and fixed assets, net	3,353,000
Deferred offering costs	2,068,000
Total assets	$6,171,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued liabilities	$81,000
Due to related parties	3,008,000
Notes payable	154,000
Total liabilities	3,243,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 468,370 issued and outstanding	--
Additional paid-in capital	4,069,000
Accumulated deficit	(1,141,000)
Total stockholders’ equity	2,928,000
Total liabilities and stockholders’ equity	$6,171,000
The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from April 3, 2012 (inception) through December 31, 2012

Rental revenue	$25,000

Operating expenses
General and administrative	909,000
Acquisition expenses	227,000
Operating and maintenance	18,000
Depreciation	10,000
Total operating expenses	1,164,000
Loss from operations	(1,139,000)
Other expense
Interest expense	2,000
Net loss before provision for income taxes	(1,141,000)
Provision for income tax expense	--
Net loss	$(1,141,000)
Basic and diluted loss per weighted average common share	$(16.36)
Weighted average common shares outstanding, basic and diluted	69,750

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from April 3, 2012 (inception) through December 31, 2012

	Convertible stock		Common stock		Additional
	Number		Number		Paid-in	Accumulated
	Of Shares	Par Value	Of Shares	Par Value	Capital	Deficit	Total
Balance, April 3, 2012(inception)	--	$--	--	$--	$--	$--	$--

Issuance of common stock			468,370		4,166,000		4,166,000

Offering costs					(98,000)		(98,000)

Issuance of convertible stock	1,000	--			1,000		1,000

Net loss						(1,141,000)	(1,141,000)

Balance, December 31, 2012	1,000	$--	468,370	$--	$4,069,000	$(1,141,000)	$2,928,000

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from April 3, 2012 (inception) through December 31, 2012

Cash flows from operating activities:
Net loss	$(1,141,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,000
Changes in operating assets and liabilities:
Accounts receivable	(3,000)
Prepaid expenses	(11,000)
Accrued liabilities	48,000
Due to related parties	907,000
Net cash used in operating activities	(190,000)

Cash flows from investing activities:
Investment in real estate	(3,279,000)
Net cash used in investing activities	(3,279,000)

Cash flows from financing activities:
Reimbursement of deferred offering costs – related party	(100,000)
Proceeds from issuance of convertible stock	1,000
Proceeds from issuance of common stock	4,166,000
Payments of offering costs – related party	(67,000)
Net cash provided by financing activities	4,000,000
Net change in cash	531,000
Cash, beginning of period	--
Cash, end of period	$531,000

Supplemental schedule of cash flows information:
Interest paid	$2,000

Supplemental schedule of non-cash financing activities:
Deferred offering costs paid by related party	$1,968,000
Deferred offering costs reclassified to equity	$31,000
Note payable relating to prepaid D&O Insurance	$218,000
Down payment on prepaid D&O insurance paid by related party	$55,000
Deferred offering costs recognized in accrued liablities	$33,000
Principal payments on note payable paid by related party	$64,000
Fixed assets acquired included in amount due to related party	$84,000

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Proposed Business Operations

MVP REIT, Inc. (formerly known as MVP Monthly Income Realty Trust, Inc.) (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company must receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of December 31, 2012 the Company raised approximately $4.2 million in shares of its common stock.

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

On October 3, 2012, the Company confirmed that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). The press release further announced that its Board of Directors has decreased the purchase price on its Distribution Reinvestment Plan (“DRIP”) from $9.00 to $8.73 per share to take into account that no commission is paid of shares purchased under the DRIP commencing with the January 2013 distribution paid in February 2013. On December 11, 2012, the Company achieved the minimum offering amount $3,000,000, and on December 14, 2012, the Company completed its first asset acquisition. As of December 31, 2012, the Company had not paid distributions to the Company’s stockholders.

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  MVPCP owns sixty percent (60%) of the Advisor, and the remaining forty percent (40%) is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), which is managed by Vestin Mortgage, LLC.  Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of Vestin Realty Mortgage II (“VRM II”), Vestin Realty Mortgage I (“VRM I”) and Vestin Fund  III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company ( “REH”). Substantially all of the Company’s business will be conducted through REH. The operating agreement provides that REH will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation, rather than as a partnership.

Capitalization

As of December 31, 2012, the Company had 468,370 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

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

As of December 31, 2012 the Company raised approximately $4.2 million through the issuance of approximately 468,000 shares of its common stock.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There have been 952 shares issued under the DRIP as of April 1, 2013.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At December 31, 2012, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and MVP MS Cedar Park 2012, LLC. All intercompany profits, balances and transactions are eliminated in consolidation.

Under accounting principles generally accepted in the United States of America (“GAAP”), the Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as an entity’s purpose and design and the Company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

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

Acquisitions

We record the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options.

The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of any debt assumed in connection with a property acquisition is estimated by discounting the future cash flows using interest rates available for the issuance of debt with similar terms and remaining maturities.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, because the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the period from April 3, 2012 (inception) through December 31, 2012, we expensed $227,000 of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the period from April 3, 2012 (inception) through December 31, 2012, we did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation we hold in the same ownership category up to at least $250,000.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expense for the period from April 3, 2012 (inception) through December 31, 2012 amounted to $92,000.

Investments in Real Estate and Fixed Assets

Investments in real estate and fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 40 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Organization, Offering and Related Costs

Certain organization and offering costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, will be incurred by the Advisor and its affiliates on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  The Advisor will not be reimbursed by the Company for organization and offering costs which exceed 0.75% of the gross offering proceeds, as a result, these costs are a liability of the Company to the extent organization and offering costs do not exceed 0.75% of the gross proceeds determined at the end of the offering. All offering costs paid by the Company, including sales commissions, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.  Offering costs will be reclassified from deferred costs as a charge to stockholders’ equity as the Company breaks escrow, and will include all expenses incurred by the Company that are required to be reimbursed to the Advisor  in connection with the Offering as of such date.  As of December 31, 2012, the Company had deferred offering costs of approximately $2.1 million.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note F — Share-Based Compensation).

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  We had no outstanding common share equivalents during the period from April 3, 2012 (inception) to December 31, 2012.

Our convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement).  As of December 31, 2012, none of these conditions were met and therefore, the convertible stock was not considered in our calculation of earnings per share.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2012, the Company has no investments in real estate loans and therefore operates in one segment.

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

Fair Value Measurements

We have no financial assets recorded at fair value on a recurring basis in our consolidated financial statements. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

We determine the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•Level 1—quoted prices for identical insturments in active markets;
•Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Carrying amounts of our cash, accounts receivable, prepaid expenses, accrued expenses, note payable and due to related party approximate fair value due to their short-term maturities.

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

Note D — Related Party Transactions and Arrangements

As of December 31, 2012, the Sponsor owned 22,222 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

The Advisor, an entity majority owned by the Sponsor, and its affiliates may incur and pay costs and fees on behalf of the Company.  The Company is responsible for organization, offering and related costs from the offering up to a maximum of 0.75% of gross offering proceeds received from the IPO, measured at the end of the offering.  Offering costs in excess of 0.75% of the gross offering proceeds as of the end of the offering are the Advisor’s responsibility.  As of December 31, 2012, the Company had payables to the Advisor related to funding offering costs and operating expenses paid by the Advisor of approximately $3.0 million. This payable includes the contingent reimbursement of offering costs and operating expenses incurred for the period prior to April 3, 2012 (inception) through December 31, 2012.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“Selling Agent”), an entity owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the period from April 3, 2012 (inception) through December 31, 2012, we have paid selling commissions to the Selling Agent of $67,000.

Certain organization and offering costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000, of such costs, which has been paid to the Advisor during the period from inception to December 31, 2012, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by the Advisor. As of December 31, 2012, 0.75% of our gross offering proceeds have not exceeded the $100,000 which was previously reimbursed to the Advisor therefore no additional reimbursements will occur until 0.75% of the gross offering proceeds exceed $100,000.

Fees Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis and will reimburse, no less than monthly, the Advisor for 100% of actual, documented expenses paid or incurred in connection with services provided to the Company, including wages and benefits.  The Company will not reimburse the Advisor for the salaries and benefits paid to any of the Company’s named executive officers. For the period from April 3, 2012 (inception) through December 31, 2012, the Company has not reimbursed the Advisor for these expenses. As of December 31, 2012, the Company has recognized a liability due to the Advisor of approximately $406,000 for the unreimbursed expenses.

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

The Advisor or its affiliates will receive an acquisition fee of 3.00% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  Acquisition fees for the period from April 3, 2012 (inception) through December 31, 2012 approximated $98,000 for the acquisition of our first real estate asset, a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas, on December 14, 2012.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment. For the period from April 3, 2012 (inception) through December 31, 2012 approximated $18,000 was paid to the Advisor for the reimbursement of acquisition expenses related to our first real estate asset, a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas, on December 14, 2012.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the period from April 3, 2012 (inception) through December 31, 2012 amounted to approximately $1,000.

The Advisor or its affiliates will receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company would pay this fee only on the Company’s pro rata share.  There was no debt financing fee for the period from April 3, 2012 (inception) through December 31, 2012.

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

Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a corporate transaction (as defined in the Company’s equity incentive plan), if any award issued under the Company’s equity incentive plan is not assumed or replaced as part of the corporate transaction, then such portion of the award shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value) immediately prior to the effective date of such corporation transaction, so long as the grantee’s continuous service has not terminated prior to such date. Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a change in control, each outstanding award issued automatically shall become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value), immediately prior to the effective date of such change in control, provided that the grantee’s continuous service has not terminated prior to such date. Under the equity incentive plan, a “corporate transaction” is defined to include (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale of all or substantially all of the Company’s assets; (iii) the Company’s complete liquidation or dissolution; and (iv) acquisitions by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities (but excluding any transactions determined by our administrator not to constitute a “corporate transaction”). Under the equity incentive plan, a “change in control” is defined generally as a change in ownership or control of the Company effected either through (i) acquisitions of securities by any person (or related group of persons) of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities pursuant to a tender offer or exchange offer that the Company’s directors do not recommend the Company’s stockholders accept; or (ii) a change in the composition of the board over a period of 12 months or less such that a majority of the Company’s board members will no longer serve as directors, by reason of one or more contested elections for board membership.

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

Note G – Recent Accounting Pronouncements

No new accounting pronouncements have been defined that would materially impact our financial statements.

Note H — Acquisition

On December 14, 2012, the Company acquired a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas (“Cedar Park”).  Cedar Park was built during 2006, the storage facility is comprised of 12 buildings on 4 acres. The property recognizes rental income through month to month rental agreements for the use of the self storage facility. The purchase price of $3.3 million was funded from our public offering of common stock. As of December 31, 2012, the occupancy was 76.5%.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2012 acquisition:

Assets
Land and improvements	$819,000
Building and improvements	2,460,000
Cash	29,000
Total assets aquired	3,308,000
Liabilities
Accounts payable and accrued expenses	--
Total liabilities assumed	--
Net assets and liabilities aquired	$3,308,000

Pro forma results of the Company (unaudited)

The following table of pro forma consolidated results of operations of the Company for the period from April 3, 2012 (inception) through December 31, 2012 assumes that the acquisition of Cedar Park was completed as of April 3, 2012 (inception of the Company).

Revenues from continuing operations	$324,000
Net loss available to common stockholders (1)	(671,000)
Net loss available to common stockholders per share – basic (1)	(1.43)
Net loss available to common stockholders per share – diluted (1) (2)	(1.43)

(1)The pro forma results for the period from April 3, 2012 (inception) through December 31, 2012 were adjusted to exclude acquisition-related expenses of approximately $227,000 incurred in 2012 for the acquisition of Cedar Park
(2) The pro forma results include assumptions the acquisition was funded by pro forma proceeds from our public offering. The proceeds for the acquisition of Cedar Park was funded through proceeds from our public offering which was primarily received during December 2012. The pro forma results assume these proceeds were received during April 2012.

Note I — Notes Payable

In October 2012, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of $55,000 and nine monthly payments of approximately $22,000 beginning on October, 2012.  As of December 31, 2012, the outstanding balance of the note was approximately $154,000.

Note J — Income Taxes

We are domiciled in the United States under Maryland law; therefore, the corporate entity is obligated to pay taxes in the United States on either income or capital gains. We are currently subject to corporate federal and state income taxes. From inception to December 31, 2012, we had future taxable income deductions (deferred tax assets) related initial year expenditures resulting from a net operating loss. We have recorded a valuation allowance equal to 100% of the resulting gross deferred tax asset due to the uncertainty of realizing the benefit and the intention to elect to be taxed as a REIT beginning the year ending December 31, 2013.

To qualify as a REIT, we must meet certain organizational and operational requirements including the requirement to distribute at least 90% of our annual REIT taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders and provided we satisfy the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders.

A REIT's dividend paid deduction for qualifying dividends to its shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax regulations and not financial accounting principles.

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries which we refer to as “TRS”. In general, a TRS may hold assets and engage in activities that the REIT cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

The following table sets forth the components of our deferred tax assets:

December 31, 2012
Net Operating Loss Carry-Forwards	$304,000
Depreciation difference on fixed assets	(14,000)
Capitalized acquisition costs	77,000
Capitalized orgainzation costs	1,000
Total deferred tax assets	368,000
Valuation Allowance	(368,000)
Net Deferred Tax Asset	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $368,000 due to the uncertainty regarding realization.

As of December 31, 2012, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. We and our subsidiaries remain subject to tax examination for the period from inception to December 31, 2012.

Note K — Subsequent Events

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

On January 25, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January. 24, 2013 on February 10, 2013.

As of April 1, 2013, 952 shares have been issued under the DRIP plan.

During March 2013, the Company issued a promissory note for approximately $1.8 million.  The note is collateralized by real property located in Fort Worth, Texas, bears an annual interest rate of 4.66% payable in monthly installment payments of principal and interest totaling approximately $10,000 and matures during April 2023.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encum- brances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition/ Improvement	Land	Buildings and Improvements	Total	Accumulated Depreciation	Deprecia- tion Life (1)	Date of Acquisition (A)/ Construction (C) (2)	Rentable Square Feet (3)

Rental Property:
945 W New Hope Dr Cedar Park, Texas	$--	$819,000	$2,460,000	$--	$819,000	$2,460,000	$3,279,000	$3,000	39	2012	52,000

(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

The aggregate gross cost of property included above for federal income tax purposes approximated $3.3 million as of December 31, 2012.

The following table reconciles the historical cost of total real estate held for investment from April 3, 2012 (inception) through December 31, 2012:

Total real estate held for investment, inception	$--
Additions during period:
Acquisitions	3,279,000
Total real estate held for investment, end of year	$3,279,000

The following table reconciles the accumulated depreciation for real estate for the period from April 3, 2012 (inception) through December 31, 2012:

Accumulated depreciation, inception	$--
Additions during period:
Depreciation of real estate	3,000
Accumulated depreciation, end of year	$3,000

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors.

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2012.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will rely on our advisor to manage our day-to-day activities and to implement our investment strategy, subject to the supervision of our board of directors. Our advisor performs its duties and responsibilities as our fiduciary pursuant to an advisory agreement. Our advisor is managed by Michael V. Shustek and Dustin Lewis.

Directors and Executive Officers

The following table sets forth the names, ages as of April 1, 2013 and positions of the individuals who serve as our directors and executive officers as of April 1, 2013:

Name	Age	Title

Fredrick J. Zaffarese Leavitt(1)	41	Director
Michael V. Shustek	54	President, Chief Executive Officer and Director
Robert J. Aalberts(1)	61	Director
Nicholas Nilsen(1)	75	Director
Dustin Lewis	38	Chief Financial Officer
John E. Dawson	54	Director
Daryl C. Idler, Jr.	68	Director

(1)           Member of the audit committee.

The following table sets forth the names, ages as of April 1, 2013 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (our advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	54	President and Chief Executive Officer
Dustin Lewis	38	Chief Financial Officer

Directors, Executive Officers and certain significant employees of MVP Realty Advisors.

Michael V. Shustek has been a Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of Vestin Realty Mortgage II, Inc., and Vestin Realty Mortgage I, Inc. since January 2006. In July 2012, Mr. Shustek became a principal of Ashton Garnett, LLC d/b/a MVP American Securities (“MVP American Securities”). During January 2013, Mr. Shustek became the sole owner of MVP American Securities. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  In addition, his participation on our board of directors is essential to ensure efficient communication between the Board and management.

The SEC conducted an investigation of certain matters related to Vestin Realty Mortgage I, Inc., Vestin Mortgage, LLC, Vestin Capital, Inc., Vestin Realty Mortgage II, Inc., and Vestin Fund III, LLC. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the SEC (the “Order”). Vestin Mortgage and its Chief Executive Officer, Mr. Shustek, and Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

In the Order, the SEC found that the Respondents violated Section 17(a)(2) and (a)(3) of the Securities Act of 1933, as amended, through the use of certain slide presentations in connection with the sale of units in Fund III and in VRM II’s predecessor, Vestin Fund II, LLC (“Fund II”). The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and the implementation of undertakings with respect to future sales of securities. In addition, Mr. Shustek agreed to a suspension from association with any broker or dealer for a period of six months, which expired in March 2007. Mr. Shustek has since become licensed as an associated person and principal of MVP American Securities. In light of the SEC Order, certain states required heightened supervisory arrangements for Mr. Shustek as a condition of such licensing.

Mr. Shustek continues to serve as Chairman of the Board of Directors, Chief Executive Officer and director of Vestin Group, Inc., and as Chief Executive Officer and director of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. In addition, Mr. Shustek is also involved in the horse racing industry. Accordingly, it is expected that Mr. Shustek will have less than forty 40% percent of his time available to commit to us while serving as a director and our Chief Executive Officer.

Dustin. Lewis is a certified public accountant in the State of Nevada and has been a member of the accounting firm, L.L. Bradford since 1996.   L.L. Bradford provides various non-audit accounting services for MVP REIT, Inc. and certain of its affiliates, including Vestin Realty Mortgage II which is a shareholder of our manager. At L.L. Bradford, Mr. Lewis has been the partner in charge of attestation services for publicly listed companies as well as closely held entities. Mr. Lewis also provides various consulting and advisory services to public and privately held companies with annual revenues from start up to approximately $500 million. Additionally, Mr. Lewis is experienced in the areas of financial projections, restructure of debt, preparation of budgets, accounting systems design and implementation, fraud detection and prevention analysis, cost evaluation and cutting, due diligence work and other management services. From 2006 through 2008, Mr. Lewis was the Chief Financial Officer of the largest taxicab and transportation company located in Las Vegas, Nevada with annual revenues of approximately $100 million. Mr. Lewis has lived in Las Vegas, Nevada since 1980 and received his Bachelor of Science in Accounting locally from the University of Nevada, Las Vegas.

Independent Directors of MVP REIT, Inc.

Fredrick J. Zaffarese Leavitt was a director for Vestin Group, Inc., from November 2004 to December 2005. He has been a member of the Vestin Realty Mortgage II, Inc., board of directors since January 2006 and was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008. He is currently the Chairman of both the Audit Committee and Special Committee of Vestin Realty Mortgage II, Inc., while also sitting on its Compensation Committee and Nominating Committee. Since August of 1993 Mr. Zaffarese Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese Leavitt sits on various audit committees involving the utility industry. Mr. Zaffarese Leavitt is a CPA and a graduate of University of Nevada Las Vegas.

Robert J. Aalberts was a director of Vestin Group, Inc., from April 1999 to December 2005. He has been a member of the Vestin Realty Mortgage II, Inc., board of directors since January 2006 and was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008. He is currently the Chairman of the Compensation Committee of Vestin Realty Mortgage II, Inc., while also sitting on its Audit Committee and Nominating Committee. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law (7th Ed. (2009) 6th Ed. (2006)) published by the Thomson/West Company. He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Nicholas Nilsen has been involved in the financial industry for more than four decades. He has been in retirement during the past five years. Most recently, Mr. Nilsen served as a Senior Vice President of PNC Financial, a bank holding company, where he served from 1960 to 2000. He began his long career with PNC Financial as a stock analyst. Later, he managed corporate and Taft-Hartley pension plans for the bank. Mr. Nilsen served as an executive investment officer at the time of his retirement from PNC Financial. Mr. Nilsen is a CFA charter holder. Mr. Nilsen received a Bachelor’s degree from Denison University and a Master of Business Administration from Northwestern University.

John E. Dawson was a director of Vestin Group from March 2000 to December 2005, has been a director of Vestin Realty Mortgage II, Inc., since March 2007 and was a director for Vestin Realty Mortgage I, Inc. from March 2007 until January 2008. He is currently a member of the Special Committee of Vestin Mortgage II, Inc. Since 2005 Mr. Dawson has been a partner of the Las Vegas law firm of Lionel Sawyer & Collins. Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach. Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Daryl C. Idler, Jr. has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a director of Vestin Realty Mortgage I, Inc. since January 2008. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California.

Mr. Idler has significant experience with real estate related transactions. In 2001, Mr. Idler served as President and Managing Partner of the entity that acquired approximately 300 acres in San Diego County, home to the Cottonwood Golf Club, a 36-hole golf course and related facility. In 2005, Mr. Idler was involved in the acquisition of the neighboring historic Ivanhoe Ranch. During the past 10 years, Mr. Idler have been in charge of all aspects of the golf operations at the Cottonwood Golf Club, including acquisition and financing and real estate developments at the golf course, including processing entitlements for 646 active adult units and 150 single family units, the remodeling of 18 of the 36 holes and construction of a new clubhouse, restoration of riverine habitat, along with pursuing 50-75 estate-size home sites and vineyards at Ivanhoe Ranch.

Between 1973 and 2000, Mr. Idler was involved as a lawyer representing various clients involved in the purchase, acquisition, development and sale of commercial and industrial properties and buildings. Representative projects include small strip-shopping center, large portions of the Otay Mesa, California industrial part, high-rise building in downtown San Diego and light industrial properties in Rancho Bernardo. During the same period, Mr. Idler was a co-investor in seven buildings in downtown San Diego and was involved in all aspects with these acquisitions, including structuring the transactions, preparing documents, conducting due diligence and closing the transactions. Four of the buildings were restored and remain as landmark properties in the historic Gaslamp Quarter of San Diego.

Mr. Idler received his Bachelor’s Degree from the University of Redlands, California and his Juris Doctor from the University of San Diego School of Law. Mr. Idler has been an active member of the California Bar since 1973. Mr. Idler is a member of the Board of Sonshine Haven in El Cajon, California. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California. Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969.

Our directors and executive officers will serve until their successors are elected and qualify. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

CORPORATE GOVERNANCE

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board of directors is responsible for directing the management of our business and affairs. The board of directors has retained our advisor to manage our day-to-day affairs and to implement our investment strategy, subject to the board of directors’ direction, oversight and approval.

We have a total of six directors, five of whom are independent of us, our advisor, our sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor or our advisor. A director is deemed to be associated with our sponsor or our advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our sponsor, our advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our sponsor or advised by our advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of its affiliates. Our board has determined that each of Fredrick J. Zaffarese Leavitt, Robert J. Aalberts, Nicholas Nilsen, John E. Dawson and Daryl C. Idler, Jr. qualifies as an independent director under the NASAA REIT Guidelines.

We refer to our directors who are not independent as our “affiliated directors.” Currently, our only affiliated director is Michael V. Shustek. At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and ratified by a vote of the directors, including at least a majority of the independent directors.

Our charter and bylaws provide that the number of our directors may be established by a majority of the board of directors but may not be fewer than three nor more than fifteen. Our charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience. Our bylaws also provide for a lead independent director, who must be an individual who is not, and has not been during the past five years, an officer, director, employee or business associate of our advisor or any of its affiliates. The independent directors will nominate replacements for vacancies among the independent directors.

Our board of directors is elected by our common stockholders on an annual basis. Any director may resign at any time and may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director will be removed.

At such time as we are subject to Subtitle 8 of the MGCL, we have elected to provide that a vacancy following the removal of a director or a vacancy created by an increase in the number of directors or the death, resignation, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred and, in the case of an independent director, the director must also be nominated by the remaining independent directors.

Responsibilities of Directors

The responsibilities of the members of the board of directors include:

•	approving and overseeing our overall investment strategy, which will consist of elements such as investment selection criteria, diversification strategies and asset disposition strategies;
•
approving and reviewing the investment guidelines that our advisor must follow when acquiring real estate secured loans and real estate debt securities on our behalf without the approval of our board of directors;

•	approving and overseeing our debt financing strategies;
•	approving joint ventures, limited partnerships and other such relationships with third parties;
•	approving a potential liquidity transaction;
•	determining our distribution policy and authorizing distributions from time to time; and
•	approving amounts available for repurchases of shares of our common stock.

The directors are not required to devote all of their time to our business and are only required to devote such time to our affairs as their duties require. The directors will meet quarterly or more frequently as necessary.

We will follow investment guidelines adopted by our board of directors and the investment and borrowing policies set forth in this prospectus unless they are modified by our directors. Our board of directors may establish further written policies on investments and borrowings and shall monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our stockholders. Any change in our investment objectives as set forth in our charter must be approved by the stockholders.

In order to reduce or eliminate and address certain potential conflicts of interest, our charter requires that a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of our directors, our sponsor, our advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of our advisor and determining that the compensation to be paid to our advisor is reasonable in relation to the nature and quality of services performed; (2) that our total fees and expenses are otherwise reasonable in light of our investment performance, our net assets, our net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors. and (3) that the provisions of the advisory agreement are being carried out. Each such determination shall be reflected in the applicable board minutes.

Board Committees

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board of directors meeting, provided that the majority of the members of each committee are independent directors.

Audit Committee

The audit committee will meet on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function will be to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The audit committee will be comprised of three directors, all of whom are independent directors and one of whom will be deemed an audit committee financial expert. Our audit committee consists of Nicholas Nilsen, Fredrick J. Zaffarese Leavitt and Robert J. Aalberts.  The Board also determined that Mr. Zaffarese-Leavitt meets the audit committee financial expert requirements. For the period from April 3, 2012 (inception) through December 31, 2012, the audit committee held 1 meeting.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this annual report.

ITEM 11.                      EXECUTIVE COMPENSATION

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including each executive officer who serves as a director, is employed by our sponsor and also serves as an executive officer of our advisor. Each of these individuals receives compensation from our sponsor for his services, including services performed for us and for our advisor. As executive officers of our advisor, these individuals will manage our day-to-day affairs and carry out the directives of our board of directors in the review and selection of investment opportunities and will oversee and monitor our acquired investments to ensure they are consistent with our investment objectives. The duties that these executive officers will perform on our behalf will also serve to fulfill the corporate governance obligations of these persons as our appointed officers pursuant to our charter and bylaws. As such, these duties will involve the performance of corporate governance activities that require the attention of one of our corporate officers, including signing certifications required under the Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. Although we will reimburse the advisor for certain expenses incurred in connection with providing these services to us, we do not intend to pay any compensation directly to our executive officers. Our executive officers, as key personnel of our advisor, will be entitled to receive awards in the future under our equity incentive plan as a result of their status as key personnel of our advisor, although we do not currently intend to grant any such awards.

We will pay each of our independent directors an annual retainer of $25,000 (to be prorated for a partial term), plus the audit committee chairperson will receive an additional $5,000 annual retainer (to be prorated for a partial term). Each independent director also will receive $500 for each meeting of the board of directors attended in-person or by telephone. In addition, our directors may be entitled to receive awards in the future under our equity incentive plan, although we do not currently intend to grant any such awards.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of April 1, 2013, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 485,152 shares of our common stock as of April 1, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Moonshell LLC	Sole voting and investment power of 338,409 shares	69.75%
7140 Smoke Ranch Rd #150
Las Vegas, NV 89128

The following table sets forth the total number and percentage of our common stock beneficially owned as of April 1, 2013, by:

           Each director;

           Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

           All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 485,152 shares of our total outstanding common stock as of April 1, 2013.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Peggy Shustek		5,154	1.06%
Nicholas Nilsen		5,727	1.18%
John Dawson		5,727	1.18%
All directors and executive officers as a group (3 persons)		16,608	3.42%

Moonshell, LLC (“Moonshell”) currently owns approximately 69.75% of our issued and outstanding shares of common stock.  Moonshell has advised the Company that it acquired the shares for investment purposes only.  Moreover, we expect that Moonshell’s percentage ownership will decline as we sell new shares.  Nonetheless, by virtue of its current ownership, Moonshell currently has, and may for the immediate future continue to have, the ability to exercise control over our affairs, determine the composition of our board of directors and otherwise influence our strategic business decisions.  Moonshell has disclaimed any intention to exercise control over the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are subject to various conflicts of interest arising out of our relationship with our advisor and other affiliates, including (1) conflicts related to the compensation arrangements between our advisor, certain affiliates and us, (2) conflicts with respect to the allocation of the time of our advisor and its key personnel and (3) conflicts with respect to the allocation of investment opportunities. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of the stockholders. The material conflicts of interest are discussed below.

Please refer to Note D – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

Director Independence.  The Board of Directors has determined that each of the current non-employee Directors (i.e., Messrs. Zaffarese Leavitt, Aalberts, Nilsen, Dawson, and Idler) are “independent,” as that term is defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.’s listing requirements. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2012, JLK Rosenberger, LLP (formerly, JLK Partners, LLP) (“JLK”) services provided to us as follows:

December 31, 2012
Audit Fees	$96,000
Audit Related Fees	$--
Tax Fees	$--
All Other Fees	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2012.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee.  The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by our independent auditors under engagements entered into were approved by our Audit Committee, pursuant to our pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Financial Statements on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit	Document
1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(6)	Selling Agreement between MVP REIT, Inc. and MVP American Securities
1.3(1)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(1)	Amendment to Selling Agreement between MVP REIT, Inc. and MVP American Securities
3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(1)	Articles of Amendment of MVP REIT, Inc.
4.1(1)	Form of Subscription Agreement (included as Appendix A to the prospectus that is a part of the Registration Statement)
10.1	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC
10.2(1)	Distribution Reinvestment Plan (included as Appendix B to the prospectus that is a part of the Registration Statement)
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
31.1	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual report on Form 10-K for the period from April 3, 2012 (inception) through December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of December 31, 2012, (ii) Statements of Operations for the period from April 3, 2012 (inception) through December 31, 2012, (iii) Statement of Equity (Deficit) for the period from April 3, 2012 (inception) through December 31, 2012, (iv) Statement of Cash Flows for the period from April 3, 2012 (inception) through December 31, 2012, and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	April 1, 2013

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President, Chief Executive Officer and Director	April 1, 2013
Michael V. Shustek	(Principal Executive Officer)

/s/ Dustin Lewis	Chief Financial Officer	April 1, 2013
Dustin Lewis	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	April 1, 2013
John E. Dawson

/s/ Nicholas Nilsen	Director	April 1, 2013
Nicholas Nilsen

/s/ Robert J. Aalberts	Director	April 1, 2013
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	April 1, 2013
Daryl C. Idler, Jr.

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-K of MVP REIT, Inc.;

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

Date: April 1, 2013

/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Dustin Lewis, certify that:

1. I have reviewed this Form 10-K of MVP REIT, Inc.;

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

Date: April 1, 2013

/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as President and Chief Executive Officer of MVP REIT, Inc. (the “Registrant”), and Dustin Lewis, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Registrant’s Report on Form 10-K for the period from April 3, 2012 (inception) through December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 1, 2013

/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Date: April 1, 2013

/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.