Form 10-Q
period 2013-03-31
MVP REIT, Inc.
filed 2013-05-15
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  [X ]    No   [   ]

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

Yes  [   ]    No   [X]

As of May 15, 2013, there were 523,684 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
(Unaudited)
CONSOLIDATED BALANCE SHEET
ASSETS
	March 31, 2013	December 31, 2012

Cash	$2,401,000	$531,000
Accounts receivable	4,000	3,000
Prepaid expenses	142,000	216,000
Investments in real estate and fixed assets
Land and improvements	819,000	819,000
Building and improvements	2,460,000	2,460,000
Fixed assets	84,000	84,000
	3,363,000	3,363,000
Accumulated depreciation	(29,000)	(10,000)
Total investments in real estate and fixed assets, net	3,334,000	3,353,000
Capitalized loan fees	71,000	--
Other assets	3,000	--
Deferred offering costs	1,551,000	2,068,000
Total assets	$7,506,000	$6,171,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued liabilities	$42,000	$81,000
Due to related parties	4,211,000	3,008,000
Notes payable	1,838,000	154,000
Total liabilities	6,091,000	3,243,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of March 31, 2013 and December 31, 2012	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 489,271 issued and outstanding as of March 31, 2013 and 98,999,000 shares authorized, 468,370 issued and outstanding as of December 31, 2012	--	--
Additional paid-in capital	4,254,000	4,069,000
Accumulated deficit	(2,839,000)	(1,141,000)
Total stockholders’ equity	1,415,000	2,928,000
Total liabilities and stockholders’ equity	$7,506,000	$6,171,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

Rental revenue	$112,000

Operating expenses
General and administrative	546,000
Acquisition expenses	21,000
Operating and maintenance	55,000
Seminar expenses	576,000
Offering costs	526,000
Depreciation	19,000
Total operating expenses	1,743,000
Loss from operations	(1,631,000)
Other expense
Interest expense	1,000
Net loss before provision for income taxes	(1,632,000)
Provision for income tax expense	--
Net loss	$(1,632,000)
Basic loss per weighted average common share	$(3.40)
Weighted average common shares outstanding, basic	480,348

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Convertible stock		Common stock		Additional
	Number		Number		Paid-in	Accumulated
	Of Shares	Par Value	Of Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2012	1,000	$--	468,370	$--	$4,069,000	$(1,141,000)	$2,928,000

Issuance of common stock – purchase			19,949		177,000		177,000

Issuance of common stock - DRIP			952		8,000		8,000

Distributions						(66,000)	(66,000)

Net loss						(1,632,000)	(1,632,000)

Balance, March 31, 2013	1,000	$--	489,271	$--	$4,254,000	$(2,839,000)	$1,415,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

Cash flows from operating activities:
Net loss	$(1,632,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,000
Amortization of offering costs	517,000
Changes in operating assets and liabilities:
Accounts receivable	(1,000)
Prepaid expenses	74,000
Other assets	(3,000)
Capitalized loan fees	(71,000)
Accounts payable and accrued liabilities	(39,000)
Due to related parties	1,203,000
Net cash provided by operating activities	67,000

Cash flows from financing activities:
Proceeds from issuance of common stock	185,000
Proceeds from promissory note	1,750,000
Payments on notes payable	(66,000)
Stockholders’ distributions	(66,000)
Net cash provided by financing activities	1,803,000
Net change in cash	1,870,000
Cash, beginning of period	531,000
Cash, end of period	$2,401,000

Supplemental schedule of non-cash financing activities:
Offering costs paid by related party	$607,000
Offering costs recognized in accrued liabilities	$56,000
Capitalized loan fees related to promissory note	$71,000
Principal payments on note payable paid by related party	$66,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Proposed Business Operations

MVP REIT, Inc. (formerly known as MVP Monthly Income Realty Trust, Inc.) (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company must receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of March 31, 2013 the Company raised approximately $4.3 million through the sale of shares of its common stock.

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet the Company’s investment objectives.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

On October 3, 2012, the Company confirmed that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). The press release further announced that its Board of Directors has decreased the purchase price on its Distribution Reinvestment Plan (“DRIP”) from $9.00 to $8.73 per share to take into account that no commission is paid of shares purchased under the DRIP commencing with the January 2013 distribution paid in February 2013. On December 11, 2012, the Company achieved the minimum offering amount $3,000,000, and on December 14, 2012, the Company completed its first asset acquisition. On December 14, 2012, the Company acquired a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas (“Cedar Park”).  Cedar Park was built during 2006, the storage facility is comprised of 12 buildings on 4 acres. As of March 31, 2013, the Company has paid approximately $66,000 in distributions to the Company’s stockholders, all of which have constituted a return of capital.

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

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company (“REH”). Substantially all of the Company’s business will be conducted through REH. The operating agreement provides that REH will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation, rather than as a partnership.

Capitalization

As of March 31, 2013, the Company had 489,271 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

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

As of March 31, 2013 the Company had raised approximately $4.3 million through the sale of approximately 488,000 shares of its common stock.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There have been 952 shares issued under the DRIP as of March 31, 2013.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the Distribution Reinvestment Plan in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At March 31, 2013, no shares had been redeemed.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended March 31, 2013, we expensed $21,000 of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2013, we did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of March 31, 2013 we had approximately $2.2 million in funds in excess, and as of December 31, 2012, we had no funds in excess of the federally-insured limits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expense for the three months ended March 31, 2013 amounted to approximately $8,000.

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

Organization, Offering and Related Costs

Certain organization and offering costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  Prior to January 1, 2013, such offering costs had been deferred. As we effectively commenced operations on January 1, 2013, offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note F — Share-Based Compensation).

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  We had no outstanding common share equivalents during the three months ended March 31, 2013.

Our convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement).  As of March 31, 2013, none of these conditions were met and therefore, the convertible stock was not considered in our calculation of earnings per share.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2013, the Company has no investments in real estate loans and therefore operates in one segment.

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

•Level 1—quoted prices for identical instruments in active markets;
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

Note D — Related Party Transactions and Arrangements

As of March 31, 2013, the Sponsor owned 22,222 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

The Advisor, an entity majority owned by the Sponsor, and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2013, the Company had payables to the Advisor related to funding offering costs and operating expenses paid by the Advisor of approximately $4.2 million. This payable includes the contingent reimbursement of offering costs and operating expenses incurred for the period prior to April 3, 2012 (inception) through March 31, 2013.

During the three months ended March 31, 2013, L.L. Bradford & Company, an entity partially owned by Dustin Lewis, our CFO, received fee of approximately $28,000 for accounting services.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“Selling Agent”), an entity owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the three months ended March 31, 2013, we have paid selling commissions to the Selling Agent of $6,000.

Certain organization and offering costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000, of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by the Advisor. As of March 31, 2013, 0.75% of our gross offering proceeds have not exceeded the $100,000 which was previously reimbursed to the Advisor therefore no additional reimbursements will occur until our gross offering proceeds exceed $13.3 million.

Fees Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis and will reimburse, no less than monthly, the Advisor for 100% of actual, documented expenses paid or incurred in connection with services provided to the Company, including wages and benefits.  The Company will not reimburse the Advisor for the salaries and benefits paid to any of the Company’s named executive officers. For the period from April 3, 2012 (inception) through March 31, 2013, the Company has not reimbursed the Advisor for these expenses. As of March 31, 2013, the Company has recognized a contingent liability due to the Advisor of approximately $679,000 for the unreimbursed expenses.  Expenses are included in due to related parties balances.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. This reimbursement obligation will become operative during the 2nd quarter of 2013.

The Advisor or its affiliates will receive an acquisition fee of 3.00% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended March 31, 2013 no acquisition fees were earned.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended March 31, 2013 amounted to approximately $7,000.

The Advisor or its affiliates will receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company would pay this fee only on the Company’s pro rata share.  There was no debt financing fee for three months ended March 31, 2013.

The Advisor or its affiliates will receive a monthly market-based fee for property management services of up to 6.00% of the gross revenues generated by the Company’s properties. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers.  The aggregate property management fees charged by the Company’s property manager and any subcontractor shall not exceed 6.00% of the gross revenues generated by the Company’s properties.  There were no property management fees paid to the Advisor for the three months ended March 31, 2013.

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

Note H — Notes Payable

In October 2012, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of approximately $55,000 and nine monthly payments of approximately $22,000 beginning in October, 2012.  As of March 31, 2013, the outstanding balance of the note was approximately $88,000.

During March 2013, Cedar Park issued a promissory note for approximately $1.8 million.  The note is collateralized by real property located in Cedar Park, Texas, bears an annual interest rate of 4.66%, and is payable in monthly installment payments of principal and interest totaling approximately $10,000, with a lump sum payment of approximately $1.3 million due at maturity in April 2023.

We incurred approximately $71,000 in fees associated with the new promissory note.  Total unamortized loan fees as of March 31, 2013 totaled approximately $71,000.  We are amortizing capitalized loan fees over the life of the debt agreement which will commence on April 1, 2013.

Note I — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

During April 2013 we acquired a loan in the amount of $2.0 million from related parties and as a result the Company will operate with two reportable segments.

During May 2013, the Company announced that it has entered into a purchase agreement to purchase a parking lot and the related pay-to-park operations located at 1236 E. Airport Drive, Ontario, California. The parking lot is close to Ontario International Airport and primarily serves airport travelers.  The purchase price is Four Million Nine Hundred Thousand Dollars ($4,900,000), with a payment of Two Million Seven Hundred Thousand Dollars ($2,700,000) at the closing of the purchase and the seller of the property has agreed to carry back a note for the remaining Two Million Two Hundred Thousand Dollars ($2,200,000), payable in monthly interest only payments of approximately $7,800 at 4.25% per annum with the principal due in twelve (12) months after the closing.  The closing of the purchase is subject to completion of the due diligence review of the property to the Company's satisfaction, which review must be completed within seventy-five (75) days.  The Company can terminate the purchase agreement at any time prior to the end of the seventy-five (75) day period.  If terminated, the seller shall retain the Company’s $50,000 non-refundable deposit.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three ended March 31, 2013.  The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

MVP REIT, Inc. (formerly known as MVP Monthly Income Realty Trust, Inc.) (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of March 31, 2013 the Company had raised approximately $4.3 million through the sale of shares of its common stock.

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

On March 7, 2013, John Alderfer resigned his positions as Chief Financial officer, President and Director of MVP REIT, Inc.  On March 8, 2013, the Board of Directors appointed our current Chief Executive Officer, Michael Shustek as our President and Dustin Lewis as our Chief Financial Officer.  Mr. Lewis is a certified public accountant in the State of Nevada and has been a member of the accounting firm, L.L. Bradford since 1996.  L.L. Bradford provides various non-audit accounting services for MVP REIT, Inc. and certain of its affiliates, including Vestin Realty Mortgage II which is a shareholder of our manager.  The Board of Directors of MVP REIT, Inc. has not filled the vacancy on the board created by Mr. Alderfer’s resignation.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Quarterly Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company’s executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company’s stockholders and preserving stockholder capital.

Results of Operations

Statement of Operations:	2013
Revenues	$112,000

Operating Expenses
General and administrative	546,000
Acquisition expenses	21,000
Operating and maintenance	55,000
Seminar	576,000
Offering costs	526,000
Depreciation	19,000
Total operating expenses	1,743,000
Loss before other expense	(1,631,000)
Other expense
Interest expense	1,000
Net loss	$(1,632,000)

As of March 31, 2013, we had acquired one property for an aggregate purchase price of $3,279,000, including closing costs. We funded the acquisition of this property from proceeds of our ongoing initial public offering. We acquired the property during the fourth quarter of 2012. We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the property acquired in 2012 for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.

Rental revenue. Total rental revenue for the three months ended March 31, 2013 was approximately $112,000, earned from our sole property, which was acquired on December 14, 2012.

General and administrative expenses.  General and administrative expenses were approximately $546,000 for the three months ended March 31, 2013. These general and administrative expenses consisted primarily of wages and benefits, professional fees, insurance, office rent and director’s fees paid through our Advisor totaling approximately $196,000, $120,000, $68,000, $43,000, and $37,000, respectively.

Acquisition expenses.  Acquisition expenses for the three months ended March 31, 2013 were approximately $21,000, all of which were incurred in connection with potential future acquisitions.

Operating and maintenance expenses.  For the three months ended March 31, 2013, operating and maintenance expenses were approximately $55,000. These operating and maintenance expenses consisted primarily of property management fees of approximately $7,000 paid to a third-party management company, payroll and related expenses of approximately $13,000 and property taxes of approximately $15,000.

Seminar expense.  For the three months ended March 31, 2013, seminar expenses were approximately 576,000.  These seminar expenses consisted of meeting room space, costs for printing materials, meals for seminars held at restaurants and other miscellaneous costs related to seminars.

Offering costs. As we effectively commence operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis in the amount of approximately $0.5 million per quarter.  In addition, offering costs of approximately $0.6 million incurred during the current quarter have been expensed.

Depreciation expense.  Depreciation expense was approximately $19,000 for the three months ended March 31, 2013. Depreciation expense consisted of approximately $15,000 related to our acquired property and approximately $4,000 related to our fixed assets.

Interest expense.  Interest expense was approximately $1,000 for the three months ended March 31, 2013, which was due to the financing of our Directors and Officers liability Insurance. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net loss.  We had a net loss of approximately $1,632,000 for the three months ended March 31, 2013. Our operating loss is primarily related to our revenue being generated solely on our one real estate investment. All remaining activity was related to the offering.

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

Net cash provided by financing activities for three months ended March 31, 2013 were $1,803,000 consisting primarily of proceeds from a promissory note of $1,750,000, offering proceeds of $185,000, payments on promissory note of $66,000 and distributions to shareholders of $66,000. Net cash provided by operating activities for the three months ended March 31, 2013 was $67,000. The cash generated from operating and financing activities of $2,401,000 is expected to be used to pay liabilities or to make additional investments.  During April 2013 we acquired a loan in the amount of $2.0 million from related parties.

As of March 31, 2013, we had a notes payable for an insurance policy for Directors and Officers liability and a promissory note for working capital. We intend to employ conservative levels of borrowing in order to provide more funds available for investment. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. We expect that we may use leverage for any senior debt or equity investments that we make. We expect that our debt financing, if any, on such investments will not exceed 30% of the greater of the cost or fair market value of our overall investments.

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

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations previously described in our prospectus, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the selling agent(s). During our organization and offering stage, these payments will include payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “Fees Paid in Connection With the Operations of the Company”, included in Note D — Related Party Transactions and Arrangements to our financial statements included in this report. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

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

REIT Compliance

We intend to qualify as a REIT for federal income tax purposes for the year ending December 31, 2013, therefore we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, including and after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Our calculation of FFO, and adjusted FFO, is presented in the following table for the three months ended March 31, 2013:

Net Loss	$(1,632,000)
Add:
Depreciation and amortization of real estate assets	19,000
FFO	(1,613,000)
Add:
Acquisition expenses	21,000
Adjusted FFO	$(1,592,000)

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of March 31, 2013, such costs totaled approximately $1.5 million. As we effectively commence operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $550,000,000 in shares of our common stock on September 25, 2012. Subsequent to the end of the quarter, we had accepted investors’ subscriptions for, and issued, 34,413 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $309,405.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$1,838,000	$117,000	$80,000	$88,000	$1,553,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$1,838,000	$117,000	$80,000	$88,000	$1,553,000

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expanding our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate secured loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $9.00 per share as of March 31, 2013. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholder Information

As of May 15, 2013, there were 45 holders of record of our common shares. The number of stockholders is based on the records of our transfer agent.

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

Share Redemption Program

During the three months ended March 31, 2013, we did not receive any requests to redeem shares of common stock pursuant to our share redemption program as no stockholders qualified for the program.

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

As of March 31, 2013, we had sold 488,319 shares of common stock in our initial public offering and 952 shares have been sold through our distribution reinvestment plan. As of March 31, 2013, we have gross proceeds from our initial public offering totaling approximately $4,344,000. From this amount, we have incurred $73,000 in selling commissions, $2,708,000 in organizational and offering costs (of which $31,000 are offering expenses that are recorded as a reduction to equity, $4,000 are organizational expenses that are recorded in general and administrative expense, $1,125,000 in offering costs and $1,551,000 recorded as deferred offering costs and in accounts payable due to affiliates as the amount of organization and offering costs has exceeded 0.75% of gross offering proceeds), $246,000 in acquisition expenses and approximately $8,000 in asset management fees. For the period from April 3, 2012 (inception) through March 31, 2013, the ratio of the cost of raising capital to the capital raised was approximately 64.0%.

As of March 31, 2013, we had offering proceeds, net of selling commissions, organization and offering costs, from our offering of $2,575,000. Certain organization and offering costs will be incurred by the Advisor on behalf of the Company. The Company has reimbursed $100,000, of such costs.  The Company will not make any additional reimbursements of such costs unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. As of March 31, 2013, we have used the net proceeds from our initial public offering to purchase $3,279,000 in real estate, and paid $246,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through March 31, 2013, see our financial statements included in this Quarterly Report and the Consolidated Financial Statements included in Part II Item 8 of our report on Form 10-K.

For the period from April 3, 2012 (inception) through March 31, 2013, we did not sell any other equity securities that were not registered under the Securities Act and we did not repurchase any of our securities under our share redemption program.

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

The Company has authorized and reserved an aggregate maximum of 300,000 shares for issuance under the equity incentive plan. As of March 31, 2013, no equity incentives had been issued. In the event of a transaction between the Company and its stockholders that causes the per-share value of common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the equity incentive plan will be adjusted proportionately, and the board of directors must make such adjustments to the equity incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the equity incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2013 and (unaudited) (iv) Consolidated Statement of Equity for the three months ended March 31, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 15, 2013

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	May 15, 2013

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

Date: May 15, 2013

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

Date: May 15, 2013

/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as President and Chief Executive Officer of MVP REIT, Inc. (the “Registrant”), and Dustin Lewis, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Registrant’s Report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2013

/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Date: May 15, 2013

/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.