Form 10-Q
period 2013-08-12
MVP REIT, Inc.
filed 2013-08-14
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  [   ]    No   [X]

As of August 14, 2013, there were 1,313,175 shares of the Company’s Common Stock outstanding.

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and for the period from April 3, 2012 (Inception) through June 30, 2012	2

	Consolidated Statement of Stockholders' Equity (Deficit) (unaudited) for the six months ended June 30, 2013	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and for the period from April 3, 2012 (Inception) through June 30, 2012	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantative and Qualative Disclosures about Markety Risk	36

Item 4.	Controls and Procedures	36

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	41

	SIGNATURES	42

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	June 30, 2013	December 31, 2012
Cash	$380,000	$531,000
Accounts receivable	2,000	3,000
Prepaid expenses	79,000	216,000
Interest and other receivables	2,000	--
Investment in real estate loan	2,000,000	--
Investments in real estate and fixed assets
Land and improvements	2,444,000	819,000
Building and improvements	7,341,000	2,460,000
Fixed assets	84,000	84,000
	9,869,000	3,363,000
Accumulated depreciation	(56,000)	(10,000)
Total investments in real estate and fixed assets, net	9,813,000	3,353,000
Capitalized loan fees	69,000	--
Deposits	256,000	--
Deferred offering costs	1,034,000	2,068,000
Total assets	$13,635,000	$6,171,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$210,000	$81,000
Due to related parties	535,000	3,008,000
Notes payable	5,723,000	154,000
Total liabilities	6,468,000	3,243,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of June 30, 2013 and December 31, 2012	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 835,082 issued and outstanding as of June 30, 2013 and 98,999,000 shares authorized, 468,370 issued and outstanding as of December 31, 2012	1,000	--
Additional paid-in capital	11,792,000	4,069,000
Accumulated deficit	(4,626,000)	(1,141,000)
Total stockholders’ equity	7,167,000	2,928,000
Total liabilities and stockholders’ equity	$13,635,000	$6,171,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2012
Revenues
Interest income from investment in real estate loans	$28,000	$28,000	$--
Rental revenue	151,000	263,000	--
Total revenues	179,000	291,000	--

Operating expenses
General and administrative	502,000	1,048,000	157,000
Acquisition expenses	107,000	128,000	--
Acquisition expenses – related party	214,000	214,000	--
Operation and maintenance	45,000	100,000	--
Seminar	328,000	904,000	--
Offering costs	648,000	1,174,000	--
Depreciation	27,000	46,000	--
Total operating expenses	1,871,000	3,614,000	157,000

Loss from operations	(1,692,000)	(3,323,000)	(157,000)

Other expense
Interest expense	22,000	23,000	--
Loan fees	2,000	2,000	--
Total other expense	24,000	25,000	--

Provision for income taxes	--	--	--

Net loss	$(1,716,000)	$(3,348,000)	$(157,000)

Basic loss per weighted average common share	$(2.99)	$(6.35)	$(7.07)

Weighted average common shares outstanding, basic	573,960	527,413	22,222

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Convertible stock		Common stock		Additional
	Number		Number		Paid-in	Accumulated
	Of Shares	Par Value	Of Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2012	1,000	$--	468,370	$--	$4,069,000	$(1,141,000)	$2,928,000

Issuance of common stock – purchase	--	--	78,613	1,000	704,000	--	705,000

Issuance of common stock - acquisition	--	--	285,744	--	2,533,000	--	2,533,000

Issuance of common stock - DRIP	--	--	2,355	--	21,000	--	21,000

Contribution from Advisor related to reduction of due to related parties	--	--	--	--	4,465,000	--	4,465,000

Distributions	--	--	--	--	--	(137,000)	(137,000)

Net loss	--	--	--	--	--	(3,348,000)	(3,348,000)

Balance, June 30, 2013	1,000	$--	835,082	$1,000	$11,792,000	$(4,626,000)	$7,167,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	For the Six Months ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2012
Cash flows from operating activities:
Net income	$(3,348,000)	$(157,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,000	--
Amortization of offering costs	1,034,000
Change in operating assets and liabilities:
Interest and other receivables	(2,000)	--
Accounts receivable	1,000	--
Prepaid expenses	137,000	--
Deposits	(256,000)	--
Capitalized loan fees	(69,000)
Due to related parties	1,992,000	153,000
Accounts payable and accrued liabilities	129,000	4,000
Net cash used in operating activities	(336,000)	--

Cash flows from investing activities:
Investment in real estate loans	(2,000,000)	--
Building improvements	(6,000)	--
Net cash used in investing activities	(2,006,000)	--

Cash flows from financing activities:
Proceeds from issuance of common stock	726,000	200,000
Proceeds from issuance of convertible stock	--	1,000
Reimbursement of deferred offering costs – related party	--	(100,000)
Proceeds from promissory note	1,750,000	--
Payments on notes payable	(148,000)	--
Stockholders’ distributions	(137,000)	--
Net cash provided by financing activities	2,191,000	101,000

NET CHANGE IN CASH	(151,000)	101,000

Cash and cash equivalents, beginning of period	531,000	--

Cash and cash equivalents, end of period	$380,000	$101,000

Supplemental disclosures of cash flows information:
Interest expense	$23,000	$--

Non-cash investing and financing activities:
Offering costs paid by related party	$140,000	$561,000
Offering costs recognized in accrued liabilities	$--	$206,000
Fixed assets acquired included in amount due to related party	$--	$37,000
Capitalized loan fees related to promissory note	$71,000	$--
Reduction of debt by Advisor and related party recognized as a contribution	$4,465,000	$--
Principal payments on note payable paid by related party	$148,000	$--
Increase in Land and Improvements	$1,625,000	$--
Increase in Building and improvements	$4,881,000	$--
Debt assumed	$3,976,000	$--

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Proposed Business Operations

MVP REIT, Inc. (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of June 30, 2013 the Company had raised approximately $7.3 million through the sale of shares of its common stock, net of commissions.  Approximately $2.5 million was a non-cash transaction recorded as part of our acquisition of Wolfpack Properties, LLC (“Wolfpack”).

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet the Company’s investment objectives, which was further defined through a supplemental filing on July 10, 2013. The supplement included a determination that a current focus for our investments and acquisitions will be on self-storage facilities and parking facilities and a decision to consider investment and acquisition opportunities throughout the United States.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). The press release further announced that its Board of Directors has decreased the purchase price on its Distribution Reinvestment Plan (“DRIP”) from $9.00 to $8.73 per share to take into account that no commission is paid of shares purchased under the DRIP commencing with the January 2013 distribution paid in February 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, or $0.5025 monthly, assuming a purchase price of $9.00 per share.

On December 14, 2012, the Company completed its first asset acquisition of a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas (“Cedar Park”).  Cedar Park was built during 2006, the storage facility is comprised of 12 buildings on 4 acres.

On June 14, 2013, the Company acquired Wolfpack which is a 22,000-square-foot office building in Las Vegas, Nevada. Located at 8860 W. Sunset Road, the two-story, single-tenant building was built in 2008 and is fully occupied by a national short-term lender, which uses the property as its national headquarters. The property has approximately 10 years remaining on its triple net lease, under which the tenant is responsible for the majority of the costs associated with maintaining the building.

As of June 30, 2013, the Company has paid approximately $137,000 in distributions to the Company’s stockholders, all of which have constituted a return of capital.

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  MVPCP owns sixty percent (60%) of the Advisor, and the remaining forty percent (40%) is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed Company (“VRM II”), which is managed by Vestin Mortgage, LLC.  Michael Shustek, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of Vestin Realty Mortgage II (“VRM II”), Vestin Realty Mortgage I (“VRM I”) and Vestin Fund  III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company (“REH”). Substantially all of the Company’s business will be conducted through a wholly owned subsidiary REH. The operating agreement provides that REH will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation, rather than as a partnership.

Capitalization

As of June 30, 2013 the Company had 835,082 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

Upon formation, the Company sold 22,222 shares of common stock to the Sponsor for $200,000.  In addition, the Company issued 1,000 shares of Convertible Stock to the Advisor, for which the Advisor contributed $1,000.  In the event of a termination or non-renewal of the Advisory Agreement for cause, the Convertible Stock will be redeemed by the Company for $1.00 per share. In general, upon the occurrence of any of the conditions set forth below, the  Convertible Stock will convert into a number of shares of the Company’s common stock representing three and one-half percent (3.50%) of the outstanding shares of common stock immediately preceding the conversion: (A) the Company has made total distributions on the then outstanding shares of the Company’s common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) the Company lists its common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement).

As of June 30, 2013 the Company had raised approximately $7.3 million through the sale of approximately 832,727 shares of its common stock, net of commissions.  Approximately $2.5 million was a non-cash transaction recorded as part of our acquisition of Wolfpack.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  2,355 common shares have been issued under the DRIP during the six months ended June 30, 2013.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At June 30, 2013, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH, MVP MS Cedar Park 2012, LLC and Wolfpack Properties, LLC.  All intercompany profits, balances and transactions are eliminated in consolidation.

Under accounting principles generally accepted in the United States of America (“GAAP”), the Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as an entity’s purpose and design and the Company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any.

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

The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the six months ended June 30, 2013, the Company expensed $107,000 of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the six months ended June 30, 2013, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of June 30, 2013 and December 31, 2012 the Company had approximately $0.2 million in excess of the federally-insured limits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expense for the three and six months ended June 30, 2013 amounted to approximately $19,000 and $27,000, respectively.

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

Investments in Real Estate Loans

The Company may, from time to time, acquire or sell investments in real estate loans from or to our manager or other related parties without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  The Company has both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management’s assessment of the value has changed, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected.  The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  The Company and our manager generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry performed will not reveal all material facts pertaining to a borrower and the security.

Additional facts and circumstances may be discovered as the Company continues efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates. Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

•	Declines in real estate market conditions, which can cause a decrease in expected market value;

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes;

•
Lack of progress on real estate developments after the Company advances funds.  The Company customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances.  After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Organization, Offering and Related Costs

Certain organization, offering and related costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  Prior to January 1, 2013, such offering costs had been deferred. As the Company effectively commenced operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note G — Share-Based Compensation).

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the six months ended June 30, 2013.

Our convertible stock will convert to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) the Company lists our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement).  As of June 30, 2013, none of these conditions were met and therefore, the convertible stock was not considered in our calculation of earnings per share.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2013, the Company operates both segments.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D — Investments in Real Estate Loans

As of June 30, 2013, our one loan provided for interest only payments with a “balloon” payment of principal payable at maturity.  In the future, the Company may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2013 the Company had no investments in real estate loans that had interest reserves. After June 30, 2013, VRM II repurchased $1.0 million of our investment in real estate loan and a third party investor purchased the remaining $1.0 million.

Loan Portfolio

As of June 30, 2013 the Company had one investment in real estate loans for $2.0 million.  This first trust deed performing commercial loan, due in February 2014, has an interest rate of 7.5% secured by real estate located in Nevada.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; the Company does not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of June 30, 2013 no allowance is necessary.

Our Advisor evaluated our loans and, based on current estimates with respect to the value of the underlying collateral, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of the underlying real estate could decline.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.

Note E — Related Party Transactions and Arrangements

During the six months ended June 30, 2013, L.L. Bradford & Company, an entity partially owned by Dustin Lewis, our CFO, received fees of approximately $42,000 for accounting services.

During the six months ended June 30, 2013, Accounting Solutions, an entity partially owned by Dustin Lewis, our CFO, received fees of approximately $3,400 for accounting services.

During May 2013, the Company entered into an agreement with Strategix Solutions, LLC.  As of June 30, 2013 no fees have been incurred.  Fees began to be incurred on this agreement during August 2013.

During April 2013 the Company purchased $0.5 million in investments in real estate loans from VRM I.

During April 2013 the Company purchased $1.5 million in investments in real estate loans from VRM II.

After June 30, 2013, VRM II repurchased $1.0 million of our investment in real estate loan and a third party investor purchased the remaining $1.0 million.

As of June 30, 2013, the Sponsor owned 22,222 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

The Advisor, an entity majority owned by the Sponsor, and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2013, the Company had payables to the Advisor related to management fees, funding offering costs and operating expenses paid by the Advisor of approximately $0.5 million. During June 2013, the Advisor reduced this balance by approximately $4.5 million which was recognized as a contribution of equity. This contribution reduced all of the amounts payable related to the offering costs and reduced the amount payable for reimbursable operating expenses to approximately $0.5 million. The remaining balance is wholly related to the reimbursable operating expenses. This reduction was not made in exchange for the issuance of common stock.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“Selling Agent”), an entity owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the six months ended June 30, 2013, the Company had paid selling commissions to the Selling Agent of $61,000.

Certain organization, offering and related costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by the Advisor. As of June 30, 2013, 0.75% of our gross offering proceeds have not exceeded the $100,000 which was previously reimbursed to the Advisor therefore no additional reimbursements will occur until our gross offering proceeds exceed $13.3 million.

Fees Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis and will reimburse, no less than monthly, the Advisor for 100% of actual, documented expenses paid or incurred in connection with services provided to the Company, including wages and benefits.  The Company will not reimburse the Advisor for the salaries and benefits paid to any of the Company’s named executive officers. For the period from April 3, 2012 (inception) through June 30, 2013, the Company has not reimbursed the Advisor for these expenses. As of June 30, 2013, the Company has recognized a contingent liability due to the Advisor of approximately $0.5 million for the unreimbursed expenses.  Expenses are included in due to related parties balances.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. As of June 30, 2013, the Company has a balance owed to the Advisor for these expenses; however they have not been paid to the Advisor.  Accordingly the Advisor has no reimbursement amount owed to the Company. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify the reimbursements do not exceed the amounts discussed above or will receive reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.00% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the six months ended June 30, 2013 approximately $0.2 million in acquisition fees were earned.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three and six months ended June 30, 2013 amounted to approximately $10,000 and $17,000, respectively.

The Advisor or its affiliates will receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company would pay this fee only on the Company’s pro rata share.  Debt financing fee for three and six months ended June 30, 2013 amounted to approximately $1,000.

The Advisor or its affiliates will receive a monthly market-based fee for property management services of up to 6.00% of the gross revenues generated by the Company’s properties. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers.  The aggregate property management fees charged by the Company’s property manager and any subcontractor shall not exceed 6.00% of the gross revenues generated by the Company’s properties.  There were no property management fees paid to the Advisor for the six months ended June 30, 2013.

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

Note F — Economic Dependency

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

Note G — Share-Based Compensation

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

Note H – Recent Accounting Pronouncements

On June 7, 2013, the FASB issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. The new standard clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments apply to an entity's interim and annual reporting periods in fiscal years that begin after December 15, 2013. Early application is prohibited. The adoption of ASU 2013-08 is not expected to materially impact our consolidated financial statements.

Note I — Acquisition

On June 14, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“Wolfpack”) for $6.5 million.  Located at 8860 W. Sunset Road, the two-story, single-tenant building was built in 2008 and is fully occupied by a national short-term lender, which uses the property as its national headquarters. The property has approximately 10 years remaining on its triple net lease, under which the tenant is responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,967,000 in existing debt and the transfer of 285,744 of the Company’s shares to the seller totaling approximately $2,533,000.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2013 acquisition:

Assets
Land and improvements	$1,625,000
Building and improvements	4,875,000
Total assets acquired	6,500,000
Liabilities
Notes payable	3,967,000
Total liabilities assumed	3,967,000
Net assets and liabilities acquired	$2,533,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the period from April 3, 2012 (inception) through December 31, 2012 and the three months ended June 30, 2013 assumes that the acquisition of Wolfpack was completed as of April 3, 2012 (inception of the Company).

	The period from April 3, 2012 (inception) through June 30, 2012	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Revenues from continuing operations	$152,000	$330,000	$593,000
Net loss available to common stockholders(1)	$(25,000)	$(1,390,000)	$(2,898,000)
Net loss available to common stockholders per share – basic(1)	$(1.13)	$(2.42)	$(5.49)
Net loss available to common stockholders per share – diluted(1)(2)	$(1.13)	$(2.42)	$(5.49)

(1)The pro forma results for the six months ended June 30, 2013 were adjusted to exclude acquisition-related expenses of approximately $195,000 incurred in 2013 for the acquisition of Wolfpack
(2) The pro forma results include assumptions the acquisition was funded by a pro forma issuance of our common stock. The pro forma results assume these issuances of the common stock were issued during April 2012.

As of June 30, 2013, the Company had deposited $256,000 with title companies related to contemplated property acquisitions.

NOTE J — Fair Value

As of June 30, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  The Company had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an asset or liability will be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market.  In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments.  This condition may cause our financial instruments to be reclassified from Level 1 to Level 2 or Level 3 and/or vice versa.

Our valuation techniques will be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach.  Our Level 1 inputs are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges.  Our Level 2 inputs are primarily based on the market approach of quoted prices in active markets or current transactions in inactive markets for the same or similar collateral that do not require significant adjustment based on unobservable inputs.  Our Level 3 inputs are primarily based on the income and cost approaches, specifically, discounted cash flow analyses, which utilize significant inputs based on our estimates and assumptions.

The following table presents the valuation of our financial assets and liabilities as of June 30, 2013 measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/13	Carrying Value on Balance Sheet at 6/30/13
Assets

Investment in real estate loans	$--	$--	$2,000,000	$2,000,000	$2,000,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to June 30, 2013:

Investment in real estate loans

Balance on January 1, 2013	$--
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	2,000,000
Temporary change in estimated fair value based on future cash flows	--

Balance on June 30, 2013, net of temporary valuation adjustment	$2,000,000

Note K — Segment Information

Company management reviews financial and operating performance in the following two separate operating segments:  (1) investment in real estate loans and (2) investments in real property.  Selling, general and administrative expenses, primarily consisting of compensation of employees, seminar expense, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

The following are certain financial data for the Company’s operating segments for the periods:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2013
Revenues
Investment in real estate loans	$28,000	$28,000	$--
Investment in real property	151,000	263,000	--
Total revenues as reports	$179,000	$291,000	$--

Operating Income (loss)
Investment in real estate loans	$28,000	$28,000	$--
Investment in real property	104,000	95,000	--
Corporate activities	(1,824,000)	(3,446,000)	(157,000)
Total Operating loss as reported	$(1,692,000)	$(3,323,000)	$(157,000)

Total Assets	June 30, 2013	December 31, 2012
Investment in real estate loans	$2,000,000	$--
Investment in real property	9,904,000	3,321,000
Corporate assets	1,731,000	2,850,000
Total assets	$13,635,000	$6,171,000

Note L — Notes Payable

In October 2012, the Company financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of approximately $55,000 and nine monthly payments of approximately $22,000 beginning in October 2012.  As of June 30, 2013, the outstanding balance of the note was approximately $22,000.

During March 2013, Cedar Park issued a promissory note for approximately $1.8 million.  The note is collateralized by real property located in Cedar Park, Texas, bears an annual interest rate of 4.66%, and is payable in monthly installment payments of principal and interest totaling approximately $10,000, with a lump sum payment of approximately $1.3 million due at maturity in April 2023.

Cedar Park incurred approximately $71,000 in fees associated with the new promissory note.  Total unamortized loan fees as of June 30, 2013 totaled approximately $69,000.  The Company is amortizing capitalized loan fees over the life of the debt agreement which commenced on April 1, 2013.

During June 2013, through the acquisition of Wolfpack, LLC the Company assumed the liability on a loan with a balance of approximately $4.0 million, collateralized by real property located in Las Vegas, Nevada, bears and annual interest rate of 7.0%, and is payable in monthly installment payments of principal and interest totaling approximately $30,000, with a lump sum payment of approximately $3.7 million due at maturity in July 2016.

Note M — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

After June 30, 2013, VRM II repurchased $1.0 million of our investment in real estate loan and a third party investor purchased the remaining $1.0 million.

The Company has recently executed a new strategy to sell shares of its common stock. Previously, through MVP American Securities, the Company was selling shares to investors. The Company has recently entered into selling agreements with two firms to sell shares of the Company's common stock to their clients.  In addition, the Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

During August 2013, the Company terminated the purchase agreement related to the acquisition of the property located at 1236 E. Airport Drive, Ontario, California and the seller retained the $50,000 non-refundable deposit.

On July 25, 2013, the Company announced they entered into purchase agreement to acquire a 299 unit self-storage facility located off of the Nevada Highway in Boulder City, NV. The $5.2 million acquisition of the property is expected to close in August, 2013

On July 31, 2013 the Company announced that it has formed a limited liability company with Vestin Realty Mortgage II, Inc., a Maryland corporation (“VRM II”) to acquire an approximately 0.75 acre parking facility in downtown Fort Lauderdale, Florida for $3,400,000 before closing and other related costs. The Company will hold a 32% interest in the limited liability company and VRM II will hold a 68% interest in the limited liability company. The limited liability company will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. The Company has the right, at any time, with ten (10) days written notice, to purchase VRM II’s interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to MVP’s Capital Contribution plus a 7.5% annual cumulative return less any Distributions received by MVP.

The acquisition for the property closed July 31, 2013.  Located at 208 SE 6th Street, the 32,750 square-foot site contains a 66-space car lot and 4,017 square-foot office building directly across from the Broward County Courthouse.

In addition to the acquisition of the Ft. Lauderdale parking facility, as part of the purchase agreement, the Company partnered with VRM II to acquire five additional parking facilities from the same seller.  The total purchase price for the five (5) parking facilities and the Ft Lauderdale parking facility is Thirteen Million Five Hundred Thousand Dollars ($13,500,000).  These five parking facilities are located in the following cities: Baltimore, Maryland; Kansas City, Missouri; St. Louis, Missouri and two parking facilities in Memphis, Tennessee.  Each parking facility will be placed into a separate limited liability company with the interests of the Company and VRM II to be issued in accordance with their respective capital contributions.  A One Million Dollar ($1,000,000) earnest money deposit was deposited pursuant to the purchase agreement of which $500,000 was applied to the Ft Lauderdale parking facility purchase.  The earnest money deposit is refundable under a limited number of circumstances. The closing for the five (5) parking facilities is anticipated on September 10, 2013. All of the parking facilities are currently leased to tenants under triple net leases.

On August 2, 2013, the Company announced the acquisition of an approximately 47,501-square-foot office building located at 8930 W. Sunset Road, Las Vegas, Nev. (the “Property”) for $15.0 million as part of an overall $48.6 million purchase agreement. The acquisition of the Property closed on July 31, 2013.

The Property is a three-story building built in 2008 and is 90% occupied by a mix of medical and professional tenants. All tenants are subject to triple net leases, under which the tenant is responsible for the majority of the costs associated with maintaining the building. The lease terms range from 5 years to 10 years.

The Company financed the acquisition through the assumption of approximately $10.8 million in existing debt and the transfer of approximately 473,805 shares of the Company’s common stock to the seller at $8.775 per share.

In addition to the acquisition of the Property, as part of the purchase agreement, the Company has agreed to acquire four additional buildings located in the same office park.  The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “Sunset Property”) which houses the corporate headquarters of the Company, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”) and 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”). The purchase price for (i) the Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, (ii) the 8905 Property is $6.0 million less debt assumed in the approximate amount of $3.5, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2, and (iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million. The purchase for the additional four buildings will be paid for with a combination of the Company’s common stock and the assumption of debt.  The purchase of the additional buildings are to the Company’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building.  The closings are scheduled to close after the satisfaction or waiver of all conditions contained in the purchase agreement.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013.  The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company may acquire or loans the Company may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

MVP REIT, Inc. (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of June 30, 2013 the Company raised approximately $7.3 million through the sale of shares of its common stock, net of commissions.  Approximately $2.5 million was a non-cash transaction recorded as part of our acquisition of Wolfpack Properties, LLC (“Wolfpack”).

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meets the Company’s investment objectives.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  Our ability to build a diverse portfolio will require us to raise substantially more funds than the Company currently has.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  MVPCP owns sixty percent (60%) of the Advisor, and the remaining forty percent (40%) is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed Company (“VRM II”), which is managed by Vestin Mortgage, LLC.  Michael Shustek, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of Vestin Realty Mortgage II (“VRM II”), Vestin Realty Mortgage I (“VRM I”) and Vestin Fund  III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, through short-term borrowing or borrowings under our revolving credit agreement. In addition, subject to certain limitations, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

The Company intends to qualify as a REIT for federal income tax purposes, therefore the Company generally will not be subject to federal income tax on income that the Company distributes to our stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Results of Operations

As of June 30, 2013, the Company has acquired two properties for an aggregate purchase price of $9,779,000, including closing costs. These acquisitions were funded by our ongoing initial public offering, through the issuance of our common stock and assuming liabilities of $3,279,000, $2,533,000 and $3,967,000, respectively. The Company acquired the first property during the fourth quarter of 2012 and the second during second quarter of 2013.  We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The Company also funded our first investment in real estate loan during April 2013.  Subsequent to June 30, 2013 the Company has sold the entire balance of the real estate loan, VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2012
Revenues
Interest income from investment in real estate loans	$28,000	$28,000	$--
Rental revenue	151,000	263,000	--
Total revenues	$179,000	$291,000	$--

Interest income from investment in real estate loan.  During April 2013 the Company funded a loan in the amount of $2.0 million with an interest rate of 7.5%.  The interest earned on this loan was approximately $28,000 Subsequent to June 30, 2013 the Company has sold the entire balance of the real estate loan, VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.

Rental revenue. Total rental revenue for the three and six months ended June 30, 2013 was approximately $151,000 and $263,000, respectively, earned from our two properties, which were acquired on December 14, 2012 and June 14, 2013, respectively.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2012
Operating expenses
General and administrative	$502,000	$1,048,000	$157,000
Acquisition expenses	107,000	128,000	--
Acquisition expenses – related party	214,000	214,000	--
Operation and maintenance	45,000	100,000	--
Seminar	328,000	904,000	--
Offering costs	648,000	1,174,000	--
Depreciation	27,000	46,000	--
Total operating expenses	$1,871,000	$3,614,000	$157,000

General and administrative expenses.  General and administrative expenses were approximately $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2013. These general and administrative expenses consisted primarily of wages and benefits, professional fees, insurance, office rent and director’s fees paid through our Advisor totaling approximately $295,000, $277,000, $137,000, $86,000, and $79,000, respectively.

Acquisition expenses.  Acquisition expenses for the three and six months ended June 30, 2013 were approximately $107,000 and $128,000, respectively, all of which were incurred in connection with recent and potential future acquisitions. During August 2013, the Company terminated the purchase agreement related to the acquisition of the property located at 1236 E. Airport Drive, Ontario, California and the seller retained the $50,000 non-refundable deposit.  This expense was recorded in June 2013.

Acquisition expenses – related party.  Acquisition expenses for the three and six months ended June 30, 2013 were approximately $214,000, all of which were incurred in connection with recent and potential future acquisitions.  During June 2013 the Company paid the Advisor $195,000 for the acquisition of Wolfpack. LL Bradford was paid approximately $19,000 for acquisition expenses.

Operating and maintenance expenses.  For the three and six months ended June 30, 2013, operating and maintenance expenses were approximately $45,000 and $100,000, respectively. These operating and maintenance expenses consisted primarily of property management fees of approximately $14,000 paid to a third-party management company, utilities of approximately $9,000, travel expenses of approximately $15,000, and payroll and related expenses of approximately $32,000.

Seminar expense.  For the three months and six months ended June 30, 2013, seminar expenses were approximately $0.3 million and $0.9 million, respectively.  These seminar expenses consisted of meeting room space, costs for printing materials, meals for seminars held at restaurants and other miscellaneous costs related to seminars and commissions paid in connection with the sale of our shares.

Offering costs. As the Company effectively commenced operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis in the amount of approximately $0.5 million per quarter.

Depreciation expense.  Depreciation expense was approximately $27,000 and $46,000 for the three and six months ended June 30, 2013. Depreciation expense consisted of approximately $36,000 related to our acquired property and approximately $10,000 related to our fixed assets.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2012
Other expense
Interest expense	$22,000	$23,000	$--
Loan fees	2,000	2,000	--
Total other expense	$24,000	$25,000	$--

Interest expense.  Interest expense was approximately $22,000 and $23,000 for the three and six months, respectively, ended June 30, 2013, which was due to the financing of our Directors and Officers liability Insurance.  The Company expects that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Loan fees.  During the three months ended June 30, 2013 the Company expensed approximately $2,000 of capitalized loan fees related to the promissory note issued by Cedar Park.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Period from April 3, 2012 (Inception) through June 30, 2012
Net loss	$(1,716,000)	$(3,348,000)	$(157,000)

Net loss.  Our operating loss is primarily related to costs associated with the current offering of our common stock and costs related to the due diligence and acquisition of properties. Additionally, revenue is only being generated on our two real estate investments and our investment in real estate loans.

Funds from Operations and Modified Funds from Operations

The Advisor believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, the Company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assess’ whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. As this item is a cash flow adjustment made to net income in calculating the cash flows provided by (used in) operating activities, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from our Primary Public Offerings or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from our Public Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and the Company may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and MFFO is presented in the following table for the six months ended June 30, 2013.

Net Loss	$(3,348,000)
Add:
Depreciation and amortization of real estate assets	46,000
FFO	(3,302,000)
Add:
Acquisition fees and expenses to affiliates	214,000
Acquisition fees and expenses to non-affiliates	107,000
MFFO	$(2,981,000)

MFFO calculated above does not add back for costs directly associated with our offering (i.e. legal, accounting, filing fees, seminar costs, and advertising costs). For the six months ended June 30, 2013, these costs total $2,123,000. Additionally, we have incurred increasing personnel and other costs due to our current offering. Management believes with the elimination of the offering and other costs once the offering is closed, the Company has sufficient cash flow to meet its financial obligations.

Capital and Liquidity Resources

The Company commenced real estate operations with the acquisition of our first property on December 14, 2012.

Our principal demand for funds will be for the acquisition of real estate assets, funding of loans secured by real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, the Company intends to generally fund our cash needs for items other than asset acquisitions from operations. The Company’s cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt.

Net cash used in operating activities for six months ended June 30, 2013 was $336,000.  Net cash used in investing activities for the six months ended June 30, 2013 was $2,006,000 consisting of an investment in real estate loan of $2,000,000 and building improvements of $6,000. The cash generated from financing activities of $2,191,000 is expected to be used to pay liabilities or to make additional investments.

As of June 30, 2013, the Company had notes payable for a Director’s and Officer’s liability insurance policy and two promissory notes secured by our real estate.  The Company intends to employ conservative levels of borrowing in order to provide more funds available for investment. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 30% of the greater of the cost or fair market value of our overall investments.

The Company will experience a relative increase in liquidity if and when additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. The Company does not anticipate establishing a general working capital reserve during the initial stages of the offering; however, we may establish capital reserves with respect to particular investments. The Company also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The Company has recently executed a new strategy to sell shares of its common stock. Previously, through MVP American Securities, the Company was selling shares to investors. The Company has recently entered into selling agreements with two firms to sell shares of the Company's common stock to their clients.  In addition, the Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations previously described in our prospectus, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments will include payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “Fees Paid in Connection With the Operations of the Company”, included in Note D — Related Party Transactions and Arrangements to our financial statements included in this report. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Distributions

The Company intends to make regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its “REIT taxable income” each year.

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 11, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). The press release further announced that its Board of Directors has decreased the purchase price on its Distribution Reinvestment Plan (“DRIP”) from $9.00 to $8.73 per share to take into account that no commission is paid of shares purchased under the DRIP commencing with the January 2013 distribution paid in February 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, or $0.5025 monthly, assuming a purchase price of $9.00 per share.

Until the net proceeds from the Offering are fully invested, the Company may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from our Advisor or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  The level of distributions will be determined by the board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements to the financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Inflation

The Company expects to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market.

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes for the year ending December 31, 2013, therefore the Company generally will not be subject to federal income tax on income that is distributed to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2013.

Critical Accounting Policies

The Company’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Revenue Recognition

Interest income on loans is accrued by the effective interest method.  We do not accrue interest income from loans once they are determined to be non-performing.  A loan is considered non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$20,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$100,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$200,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(20,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(100,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(200,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results.  It is not intended to imply our expectation of future revenues or to estimate earnings.  We believe that the assumptions used above are appropriate to illustrate the possible material impact on the consolidated financial statements.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of June 30, 2013, such costs totaled approximately $1.0 million. As we effectively commenced operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis.

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

As of June 30, 2013, we issued 835,082 shares of common stock in our initial public offering.

As of June 30, 2013, we have issued 546,983 shares of common stock in exchange for cash of approximately $4,892,000, prior to offering costs recognized as a reduction to the proceeds of approximately $127,000, 285,744 shares of common stock were issued as part of the consideration of the acquisition of Wolfpack and 2,355 shares of common stock were issued in exchange for cash of approximately $21,000 through our distribution reinvestment plan (“DRIP”).

As of June 30, 2013, we have used the net cash proceeds from our initial public offering to purchase $3,279,000 in real estate, which was subsequently leveraged for approximately $1.75 million, acquired an investment in real estate loan of $2,000,000, paid $345,000 of acquisition expenses and retained a cash balance of approximately $380,000. For more information regarding how we used our net offering proceeds through June 30, 2013, see our financial statements included in this Quarterly Report and the Consolidated Financial Statements included in Part II Item 8 of our report on Form 10-K.

For the period from April 3, 2012 (inception) through June 30, 2013, we did not sell any other equity securities that were not registered under the Securities Act and we did not repurchase any of our securities under our share redemption program.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$5,723,000	$573,000	$1,102,000	$1,653,000	$2,395,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$5,732,000	$573,000	$1,102,000	$1,653,000	$2,395,000

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders for several years. Our charter does not require our board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event if and when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $9.00 per share as of June 30, 2013. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholder Information

As of August 14, 2013, there were 72 holders of record of our common shares. The number of stockholders is based on the records of our transfer agent.

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

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 11, 2013. All of our distributions to date have been paid from offering proceeds and represent a return of capital.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, or $0.5025 monthly, assuming a purchase price of $9.00 per share.

Share Redemption Program

During the six months ended June 30, 2013, we did not receive any requests to redeem shares of common stock pursuant to our share redemption program as no stockholders qualified for the program.

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

As of June 30, 2013, we issued 835,082 shares of common stock in our initial public offering.

As of June 30, 2013, we have issued 546,983 shares of common stock in exchange for cash of approximately $4,892,000, prior to offering costs recognized as a reduction to the proceeds of approximately $127,000, 285,744 shares of common stock were issued as part of the consideration of the acquisition of Wolfpack and 2,355 shares of common stock were issued in exchange for cash of approximately $21,000 through our distribution reinvestment plan (“DRIP”).

As of June 30, 2013, we have used the net cash proceeds from our initial public offering to purchase $3,279,000 in real estate, which was subsequently leveraged for approximately $1.75 million, acquired an investment in real estate loan of $2,000,000, paid $345,000 of acquisition expenses and retained a cash balance of approximately $380,000. For more information regarding how we used our net offering proceeds through June 30, 2013, see our financial statements included in this Quarterly Report and the Consolidated Financial Statements included in Part II Item 8 of our report on Form 10-K.

For the period from April 3, 2012 (inception) through June 30, 2013, we did not sell any other equity securities that were not registered under the Securities Act and we did not repurchase any of our securities under our share redemption program.

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

The Company has authorized and reserved an aggregate maximum of 300,000 shares for issuance under the equity incentive plan. As of June 30, 2013, no equity incentives had been issued. In the event of a transaction between the Company and its stockholders that causes the per-share value of common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the equity incentive plan will be adjusted proportionately, and the board of directors must make such adjustments to the equity incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the equity incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit	Document
1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(6)	Selling Agreement between MVP REIT, Inc. and MVP American Securities
1.3(1)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(1)	Amendment to Selling Agreement between MVP REIT, Inc. and MVP American Securities
3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(1)	Articles of Amendment of MVP REIT, Inc.
4.1(1)	Form of Subscription Agreement (included as Appendix A to the prospectus that is a part of the Registration Statement)
10.1	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC
10.2(1)	Distribution Reinvestment Plan (included as Appendix B to the prospectus that is a part of the Registration Statement)
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
10.5	Membership Interest Purchase agreement between MVP REIT, Inc. and SETE Holdings, LLC
31.1	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2013 and (unaudited) (iv) Consolidated Statement of Equity for the six months ended June 30, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2013

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	August 14, 2013

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

Date: August 14, 2013

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

Date: August 14, 2013

/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as President and Chief Executive Officer of MVP REIT, Inc. (the “Registrant”), and Dustin Lewis, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Registrant’s Report on Form 10-Q for the six months ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Date: August 14, 2013

/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.