Form 10-Q
period 2013-09-30
MVP REIT, Inc.
filed 2013-11-14
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  [   ]    No   [X]

As of November 14, 2013, there were 2,502,181 shares of the Company’s Common Stock outstanding.

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013, three months ended September 30, 2012 and for the period from April 3, 2012 (Inception) through September 30, 2012	2

	Consolidated Statement of Equity (unaudited) for the nine months ended September 30, 2013	3

	Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2013 and for the period from April 3, 2012 (Inception) through September 30, 2012	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	40

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS
	September 30, 2013	December 31, 2012
Cash	$846,000	$531,000
Accounts receivable	1,000	3,000
Prepaid expenses	105,000	216,000
Deferred rental assets	93,000	--
Investment in equity method investee	1,088,000	--
Investment in cost method investee	509,000	--
Investments in real estate and fixed assets
Land and improvements	12,844,000	819,000
Building and improvements	38,541,000	2,460,000
Fixed assets	88,000	84,000
	51,473,000	3,363,000
Accumulated depreciation	(145,000)	(10,000)
Total investments in real estate and fixed assets, net	51,328,000	3,353,000
Capitalized loan fees	67,000	--
Other assets	1,000	--
Deferred offering costs	517,000	2,068,000
Total assets	$54,555,000	$6,171,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued liabilities	$438,000	$81,000
Due to related parties	3,275,000	3,008,000
Notes payable – related party	900,000	--
Notes payable	33,307,000	154,000
Total liabilities	37,920,000	3,243,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of September 30, 2013 and December 31, 2012	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 2,154,351 issued and outstanding as of September 30, 2013 and 98,999,000 shares authorized, 468,370 issued and outstanding as of December 31, 2012	2,000	--
Additional paid-in capital	23,370,000	4,069,000
Accumulated deficit	(7,919,000)	(1,141,000)
Total stockholders’ equity before non-controlling interest- related party	15,453,000	2,928,000
Non-controlling interest- related party	1,182,000	--
Total stockholders’ equity	16,635,000	2,928,000
Total liabilities and stockholders’ equity	$54,555,000	$6,171,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period from April 3, 2012 (Inception) through September 30, 2012
Revenues
Interest income from investment in real estate loans	$11,000	$--	$39,000	$--
Rental revenue	763,000	--	1,026,000	--
Total revenues	774,000	--	1,065,000	--

Operating expenses
General and administrative	1,270,000	175,000	2,318,000	328,000
Acquisition expenses	244,000	2,000	372,000	2,000
Acquisition expenses – related party	1,122,000	--	1,336,000	--
Operation and maintenance	175,000	24,000	275,000	24,000
Seminar	32,000	--	936,000	--
Offering costs	741,000	--	1,915,000	4,000
Depreciation	89,000	3,000	135,000	3,000
Total operating expenses	3,673,000	204,000	7,287,000	361,000

Loss from operations	(2,899,000)	(204,000)	(6,222,000)	(361,000)

Other expense
Interest expense	297,000	--	320,000	--
Loss from investment in equity method investee	2,000	--	2,000	--
Loan fees	2,000	--	4,000	--
Total other expense	301,000	--	326,000	--

Provision for income taxes	--	--	--	--

Net loss	(3,200,000)	(204,000)	(6,548,000)	(361,000)
Net loss attributable to non-controlling interest – related party	(58,000)	--	(58,000)	--
Net loss attributable to common stockholders	$(3,142,000)	$(204,000)	$(6,490,000)	$(361,000)

Basic loss per weighted average common share	$(2.25)	$(9.18)	$(7.92)	$(16.25)

Weighted average common shares outstanding, basic	1,393,810	22,222	819,385	22,222

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest Related Party	Total
Balance, December 31, 2012	1,000	$--	468,370	$--	$4,069,000	$(1,141,000)	--	$2,928,000

Issuance of common stock – purchase			94,367	2,000	844,000			846,000

Issuance of common stock - acquisition			1,587,011		13,952,000			13,952,000

Distributions - DRIP			4,603		40,000	(40,000)		--

Distributions - cash						(248,000)		(248,000)

Contribution from Advisor related to reduction of due to related parties					4,465,000			4,465,000

Non-controlling interest – related party							1,240,000	1,240,000

Net loss						(6,490,000)	(58,000)	(6,548,000)

Balance, September 30, 2013	1,000	$--	2,154,351	$2,000	$23,370,000	$(7,919,000)	1,182,000	$16,635,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	For the Nine Months ended September 30, 2013	For the Period from April 3, 2012 (Inception) through September 30, 2012
Cash flows from operating activities:
Net loss	$(6,490,000)	$(361,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	135,000	3,000
Amortization of offering costs	1,551,000	--
Loss from investment in equity method investee	(2,000)	--
Change in operating assets and liabilities:
Interest and other receivables	--	--
Accounts receivable	2,000	--
Prepaid expenses	126,000	(55,000)
Deferred rental assets	(93,000)	--
Other assets	(1,000)	--
Capitalized loan fees	(67,000)	--
Loss attributable to noncontrolling interests	(58,000)	--
Due to related parties	4,732,000	413,000
Accounts payable and accrued liabilities	357,000	--
Net cash provided by operating activities	192,000	--

Cash flows from investing activities:
Investment in equity method investee	(1,086,000)	--
Investment in cost method investee	(509,000)	--
Investment in real estate	(3,975,000)	--
Fixed assets	(4,000)	--
Building improvements	(6,000)	--
Net cash used in investing activities	(5,580,000)	--

Cash flows from financing activities:
Proceeds from issuance of common stock	846,000	200,000
Proceeds from issuance of convertible stock	--	1,000
Reimbursement of deferred offering costs – related party	--	(100,000)
Proceeds from promissory note	5,350,000	--
Payments on notes payable	(245,000)	--
Stockholders’ distributions	(248,000)	--
Net cash provided by financing activities	5,703,000	101,000

NET CHANGE IN CASH	315,000	101,000

Cash and cash equivalents, beginning of period	531,000	--

Cash and cash equivalents, end of period	$846,000	$101,000

Supplemental disclosures of cash flows information:
Interest expense	$320,000	$--

Non-cash investing and financing activities:
Offering costs paid by related party	$364,000	$1,358,000
Distributions - DRIP	$40,000	$--
Note payable relating to prepaid D&O Insurance	$--	$218,000
Fixed assets acquired included in amount due to related party	$--	$75,000
Capitalized loan fees related to promissory note	$71,000	$--
Reduction of debt by Advisor and related party recognized as a contribution	$4,465,000	$--
Principal payments on note payable paid by related party	$245,000	$--
Land and improvements acquired with common stock and assumed debt	$10,725,000	$--
Building and improvements acquired with common stock and assumed debt	$32,181,000	$--
Debt assumed in acquisitions	$(28,948,000)	$--
The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
(Formerly known as MVP Monthly Income Realty Trust, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of September 30, 2013 the Company had raised approximately $18.8 million through the sale of shares of its common stock, net of commissions.  Approximately $13.9 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”) and Devonshire, LLC (“Devonshire”).

The Company has executed a new strategy to sell shares of its common stock. Previously, through MVP American Securities, the Company was selling shares to investors. The Company has entered into selling agreements with third party broker dealers to sell shares of the Company's common stock to their clients.  In addition, the Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet the Company’s investment objectives. The current focus for our investments and acquisitions will be on self-storage facilities and parking facilities and a decision to consider investment and acquisition opportunities throughout the United States.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquire with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7%, assuming a purchase price of $9.00 per share or $0.05025 monthly.

As of September 30, 2013, the Company has paid approximately $288,000 in distributions to the Company’s stockholders, all of which have constituted a return of capital.

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

Capitalization

As of September 30, 2013 the Company had 2,154,351 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

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

As of September 30, 2013 the Company had raised approximately $18.8 million through the sale of approximately 2,154,351 shares of its common stock, net of commissions.  Approximately $13.9 million was a non-cash transaction recorded as part of our acquisition of Wolfpack.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  4,603 common shares have been issued under the DRIP during the nine months ended September 30, 2013.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At September 30, 2013, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; Wolfpack Properties, LLC; Building C, LLC; Building A, LLC; Devonshire, LLC; and MVP MS Red Mountain 2013, LLC.  All intercompany profits, balances and transactions are eliminated in consolidation.

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

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the nine months ended September 30, 2013, the Company expensed approximately $1.7 million of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the nine months ended September 30, 2013, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of September 30, 2013 and December 31, 2012 the Company had approximately $0.4 million and approximately $0.2 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expense for the three and nine months ended September 30, 2013 amounted to approximately $43,000 and $64,000, respectively.

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

Investments in Real Estate Loans

Subject to the restrictions on related-party transactions set forth in the Company’s charter, the Company may, from time to time, acquire or sell investments in real estate loans from or to the advisor or other related parties without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  The Company and the Advisor generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry performed will not reveal all material facts pertaining to a borrower and the security.

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

•
Lack of progress on real estate developments after the Company advances funds.  The Company customarily utilizes disbursement agents to monitor the progress of real estate developments and approve loan advances.  After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Organization, Offering and Related Costs

Certain organization, offering and related costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  Prior to the commencement of our operations, such offering costs had been deferred and such deferred offering costs are being amortized to expense as offering costs over the 12 month period commencing January 1, 2013 on a straight-line basis.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note G — Share-Based Compensation).

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the nine months ended September 30, 2013.

Our convertible stock will convert to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, (B) the Company lists our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement).  As of September 30, 2013, none of these conditions were met and therefore, the convertible stock was not considered in our calculation of earnings per share.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2013, the Company only operates in the investment in real property segment.

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

Non-controlling Interests

The FASB issued authoritative guidance for non-controlling interests in December 2007, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

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

Note D — Investments in Real Estate Loans

As of September 30, 2013, the Company had no investments in real estate loans. During July 2013, VRM II repurchased $1.0 million of the Company’s only investment in real estate loans, and a third-party investor purchased the remaining $1.0 million of the loan. The loan, which was due in February 2014 and secured by real estate located in Nevada, provided for interest only payments at a rate of 7.5% with a “balloon” payment of principal payable at maturity.  In the future, the Company may invest in additional real estate loans, which may require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.

Note E — Related Party Transactions and Arrangements

Accounting services

During the three and nine months ended September 30, 2013, L.L. Bradford & Company, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fees of approximately $11,000 and $53,000, respectively, for accounting services.

During the three and nine months ended September 30, 2013, Accounting Solutions, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fee of approximately $6,600 and $10,000, respectively, for accounting services.

During May 2013, the Company entered into an agreement with Strategix Solutions, LLC, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, to provide certain accounting services.  During the three and nine months ended September 30, 2013, Strategix Solutions, LLC received fees of approximately $21,000.

All transactions described above were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Investments in Loans

During April 2013 the Company purchased $0.5 million in investments in real estate loans from VRM I.

During April 2013 the Company purchased $1.5 million in investments in real estate loans from VRM II.

After June 30, 2013, VRM II repurchased $1.0 million of our investment in real estate loan and a third party investor purchased the remaining $1.0 million.

Loan from Affiliate

During September 2013, the Company issued a promissory note with Now Fund II, LP, a limited partnership wholly owned by Michael Shustek, for $0.9 million.  This note bears an annual interest rate of 7.5%, and is payable in monthly interest payments of approximately $5,600, with the unpaid principal balance due at maturity in March 2014.

Stock Ownership

As of September 30, 2013, the Sponsor owned 22,222 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

As of September 30, 2013 VRM I and VF III owned 53,365 and 48,999, respectively, of our common shares of the Company's common stock.
Fees and Expenses Paid to the Advisor

The Advisor, an entity majority owned by the Sponsor, and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2013, the Company had payables to the Advisor related to management fees, funding offering costs and operating expenses paid by the Advisor of approximately $0.5 million. During June 2013, the Advisor reduced this balance by approximately $4.5 million which was recognized as a contribution of equity. This contribution fully reduced all of the amounts payable related to the offering costs and reduced the amount payable for reimbursable operating expenses. This reduction was not made in exchange for the issuance of common stock.  As of September 30, 2013, the Company had a balance of approximately $3.3 million payable to the Advisor.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“Selling Agent”), an entity owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the nine months ended September 30, 2013, the Company had paid selling commissions to the Selling Agent of $120,000.  Additionally, the Advisor pays up to an additional 5.25% of offering proceeds for broker dealer commissions and due diligence expenses.

Certain organization, offering and related costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by the Advisor. On November 1, 2013, the advisor has forgiven the reimbursement of the full amount of offering costs incurred.

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis and will reimburse, no less than monthly, the Advisor for 100% of actual, documented expenses paid or incurred in connection with services provided to the Company, including wages and benefits.  The Company will not reimburse the Advisor for the salaries and benefits paid to any of the Company’s named executive officers. For the period from April 3, 2012 (inception) through September 30, 2013, the Company has not reimbursed the Advisor for these expenses. As of September 30, 2013, the Company has recognized a contingent liability due to the Advisor of approximately $3.3 million for the unreimbursed expenses.  On November 1, 2013, the Advisor has forgiven all reimbursable expenses.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. As of September 30, 2013, the Company has a balance owed to the Advisor for these expenses; however they have not been paid to the Advisor.  Accordingly the Advisor has no reimbursement amount owed to the Company. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify the reimbursements do not exceed the amounts discussed above or will receive reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three and nine months ended September 30, 2013 approximately $ 1.1and $1.3 million, respectively, in acquisition fees were earned, all of which were recognized as a due to related party as of September 30, 2013.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three and nine months ended September 30, 2013 were approximately $70,000 and $87,000, respectively, and were recognized as a due to related party as of September 30, 2013.

The Advisor or its affiliates receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fee for three and nine months ended September 30, 2013 were approximately $1,000 and $2,000, respectively, and were recognized as a due to related party as of September 30, 2013.

The Advisor or its affiliates will receive a monthly market-based fee for property management services of up to 6.0% of the gross revenues generated by the Company’s properties. The Company’s property manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers.  The aggregate property management fees charged by the Company’s property manager and any subcontractor shall not exceed 6.0% of the gross revenues generated by the Company’s properties.  There were no property management fees paid to the Advisor for the nine months ended September 30, 2013.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the nine months ended September 30, 2013.

Note F — Economic Dependency

The Company is dependent on the Advisor and the Selling Agents for certain services that are essential to the Company, including the sale of the Company’s shares of common stock in the Offering, asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.

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

Note I – Investment in Equity Method Investee and Investment in Cost Method Investee

On July 26, 2013 the Company, VRM I and VRM II entered into an agreement to acquire six parking facilities from the same seller. The Company has formed limited liability companies with VRM I and VRM II to acquire the properties based on ownership noted in the table below. The limited liability companies will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. The Company has the right, at any time, with 10 days written notice, to purchase VRM I or VRM II’s interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to VRM I or VRM II’s and our capital contribution plus a 7.5% annual cumulative return less any distributions received by VRM I or VRM II.

The following is a summary of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	VRTB	VRTA	MVP
MVP PF Ft Lauderdale 2013, LLC	July 31, 2013	$3,400,000	68%	--	32%
MVP PF Memphis Court 2013, LLC	August 28, 2013	1,000,000	51%	44%	5%
MVP PF Memphis Poplar 2013, LLC	August 28, 2013	2,000,000	51%	44%	5%
MVP PF Kansas City 2013, LLC	August 28, 2013	2,800,000	51%	44%	5%
MVP PF Baltimore 2013, LLC	September 4, 2013	2,300,000	51%	44%	5%
MVP PF St. Louis 2013, LLC	September 4, 2013	2,000,000	51%	44%	5%
		$13,500,000

All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.

In accordance with ASC 805-10-25-13, the following is the preliminary purchase price allocation:

Property Name	Amount	MVP REIT’s Accounting Method
Ft Lauderdale	$3,400,000	Equity Method
Memphis Court	190,000	Cost Method
Memphis Poplar	2,685,000	Cost Method
Kansas City	1,550,000	Cost Method
Baltimore	1,550,000	Cost Method
St. Louis	4,125,000	Cost Method
	$13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management is in current negotiations to enter into new triple net leases.  Upon completion of the new lease agreements, we will obtain updated appraisals to determine final purchase price allocation.

Note J — Acquisitions

On June 14, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“Wolfpack”) for $6.5 million.  Located at 8860 W. Sunset Road, the two-story, single-tenant building was built in 2008 and is fully occupied by a national short-term lender, which uses the property as its national headquarters. The property has approximately 10 years remaining on its triple net lease, under which the tenant is responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,967,000 in existing debt and the transfer of 285,744 shares of the Company’s common stock to the seller totaling approximately $2,533,000.

On July 31, 2013, the Company acquired a 47,500-square-foot office building in Las Vegas, Nevada (“Building C”) for $15.0 million.  Located at 8930 W. Sunset Road, the three-story, multi-tenant building was built in 2008 and is 90% occupied by a mix of medical and professional tenants. The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $10,842,000 in existing debt and the transfer of 473,805 shares of the Company’s common stock to the seller totaling approximately $4,158,000.

On August 30, 2013, the Company acquired a 47,500-square-foot office building in Las Vegas, Nevada (“Building A”) for $15.0 million.  Located at 8880 W. Sunset Road, the three-story, multi-tenant building was built in 2008 and is 100% occupied by a mix of medical and professional tenants, including the corporate headquarters for MVP REIT which occupies 4,190 square feet. . The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $10,197,000 in existing debt and the transfer of 547,368 shares of the Company’s common stock to the seller totaling approximately $4,803,000.

During September 2013, the Company formed a limited liability company, MVP MS Red Mountain 2013, LLC (“Red Mountain”), with VRM II to acquire a 299-unit self-storage facility located adjacent to Nevada Highway in Boulder City, NV for $5.2 million.  The Company and VRM II hold a 51% and 49% interest, respectively in the limited liability company. The limited liability company will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. The Company has the right, at any time, with ten days written notice, to purchase VRM II’s interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to VRM II’s capital contribution plus a 7.5% annual cumulative return less any distributions received by VRM II.

This acquisition closed on September 12, 2013.  The self-storage facility was originally constructed in 1996 and expanded in both 2000 and 2006. The property consists of 23 buildings located on five acres. As of the closing date, the property is approximately 97% occupied.  Red Mountain obtained financing of $2.7 million through a 7-year term loan amortized over 25 years at 4.35% annual percentage rate.

On September 16, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“Devonshire”) for $6.4 million.  Located at 8925 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 100% occupied by professional tenants. The property has 4 to 9 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,942,000 in existing debt and the transfer of 280,095 shares of the Company’s common stock to the seller totaling approximately $2,458,000.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2013 acquisition:

Assets	Wolfpack	Building C	Building A	Red Mountain	Devonshire
Land and improvements	$1,625,000	$3,750,000	$3,750,000	$1,300,000	$1,600,000
Building and improvements	4,875,000	11,250,000	11,250,000	3,900,000	4,800,000
Total assets acquired	6,500,000	15,000,000	15,000,000	5,200,000	6,400,000
Liabilities
Notes payable	3,967,000	10,842,000	10,197,000	2,700,000	3,942,000
Total liabilities assumed	3,967,000	10,842,000	10,197,000	2,700,000	3,942,000
Net assets and liabilities acquired	$2,533,000	$4,158,000	$4,803,000	$2,500,000	$2,458,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2013, the three months ended September 30, 2012 and for the period from April 3, 2012 (inception) through December 31, 2012 and assumes that the acquisition of Wolfpack, Building C, Building A, Red Mountain and Devonshire were completed as of April 3, 2012 (inception of the Company).

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	The period from April 3, 2012 (inception) through September 30, 2012
Revenues from continuing operations	$1,318,000	$1,096,000	$3,914,000	$1,594,000
Revenues from continuing operations	$1,318,000	$1,096,000	$3,914,000	$1,594,000
Net loss available to common stockholders(1)	$(1,660,000)	$(139,000)	$(4,464,000)	(259,000)
Net loss available to common stockholders per share – basic(1)	$(1.99)	$(0.17)	$(5.36)	$(0.31)
Net loss available to common stockholders per share – diluted(1)(2)	$(1.99)	$(0.17)	$(5.36)	$(0.31)

(1)The pro forma results for the nine months ended September 30, 2013 were adjusted to exclude acquisition expenses of approximately $1,708,000 incurred in 2013 for the acquisitions.
(2) The pro forma results include assumptions the acquisition was funded by a pro forma issuance of our common stock. The pro forma results assume issuances of the common stock were issued during April 2012.

NOTE K — Fair Value

As of September 30, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  The Company had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2013 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/13	Carrying Value on Balance Sheet at 9/30/13

Assets Investment in real estate loans	$--	$--	$--	$--	$--

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to September 30, 2013:

Investment in real estate loans

Balance on January 1, 2013	$--
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	2,000,000
Sales, pay downs and reduction of assets
Collections of principal	(2,000,000)

Balance on September 30, 2013, net of temporary valuation adjustment	$--

Note L — Notes Payable

During March 2013, Cedar Park issued a promissory note for approximately $1.8 million.  The note is collateralized by real property located in Cedar Park, Texas, bears an annual interest rate of 4.66%, and is payable in monthly installment payments of principal and interest totaling approximately $10,000, with a lump sum payment of approximately $1.3 million due at maturity in April 2023.

Cedar Park incurred approximately $71,000 in fees associated with the new promissory note.  Total unamortized loan fees as of September 30, 2013 totaled approximately $47,000.  The Company is amortizing capitalized loan fees over the life of the debt agreement which commenced on April 1, 2013.

During June 2013, through the acquisition of Wolfpack, LLC the Company assumed the liability on a loan with a balance of approximately $4.0 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 7.0%, and is payable in monthly installment payments of principal and interest totaling approximately $30,000, with a lump sum payment of approximately $3.7 million due at maturity in July 2016.

During July 2013, through the acquisition of Building C the Company assumed the liability on a loan with a balance of approximately $10.8 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 6.5%, and is payable in monthly installment payments of principal and interest totaling approximately $77,000, with a lump sum payment of approximately $10.3 million due at maturity in December 2015.

During August 2013, through the acquisition of Building A, the Company assumed the liability on a loan with a balance of approximately $10.2 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 6.41%, and is payable in monthly installment payments of principal and interest totaling approximately $73,000, with a lump sum payment of approximately $10.1 million due at maturity in May 2014.

During September 2013, through the acquisition of Red Mountain the Company financed a 7-year term loan amortized over 25 years with a balance of approximately $2.7 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 4.35%, and is payable in monthly installment payments of principal and interest totaling approximately $15,000.

During September 2013, through the acquisition of Devonshire, the Company assumed the liability on a loan with a balance of approximately $3.9 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 7.0%, and is payable in monthly installment payments of principal and interest totaling approximately $30,000, with a lump sum payment of approximately $3.7 million due at maturity in July 2016.

During September 2013, the Company issued a promissory note with Now Fund II, LP, a company wholly owned by Michael Shustek, for $0.9 million.  This note bears an annual interest rate of 7.5%, and is payable in monthly interest payments of approximately $5,600, with the unpaid principal balance due at maturity in March 2014.

Note M — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

In October 2013, the Company financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.85%.  The agreement required a down payment of approximately $68,000 and nine monthly payments of approximately $23,000 beginning in October 2013.

On October 31, 2013, MVP PF Baltimore 2013, LLC entered into an agreement to sell its sole asset for $1,550,000. The agreement allows for 30 days of due diligence prior to the closing of the transaction. The sale of this asset is not expected to result in a significant gain or loss.

The Advisor, an entity majority owned by the Sponsor, and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2013, the Company had payables to the Advisor related to management fees, organization and offering costs and operating expenses paid by the Advisor of approximately $3.3 million. On November 1, 2013, the Advisor reduced the balance as of September 30, 2013 by approximately $2.0 million which will be recognized during the fourth quarter of 2013 as a contribution of equity. This contribution fully reduced all of the amounts payable related to the offering costs and reduced the amount payable for reimbursable operating expenses. This reduction was not made in exchange for the issuance of common stock.

On October 24, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada for $6.1 million.  Located at 8905 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 91.08% occupied by professional tenants. The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3.5 million in existing debt and the transfer of 296,106 shares of the Company’s common stock to the seller totaling approximately $2,598,000.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history as we commenced operations on December 11, 2012;
•	the fact that we have had a net loss for each quarterly and annual period since inception;
•	our ability to effectively raise and deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

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

Overview

MVP REIT, Inc. (the “Company”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to receive proceeds of $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million in shares of its common stock.  As of September 30, 2013 the Company raised approximately $18.8 million through the sale of shares of its common stock, net of commissions.  Approximately $13.9 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”) and Devonshire, LLC (“Devonshire”).

The Company has executed a new strategy to sell shares of its common stock. Previously, through MVP American Securities, the Company was selling shares to investors. The Company has entered into selling agreements with third party broker dealers to sell shares of the Company's common stock to their clients.  In addition, the Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

The Company’s investment strategy is to invest substantially all of the net proceeds from the Offering in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet the Company’s investment objectives. The current focus for our investments and acquisitions will be on self-storage facilities and parking facilities and a decision to consider investment and acquisition opportunities throughout the United States.  In addition, through one or more taxable REIT subsidiaries, the Company may invest in companies that manage real estate or mortgage investment programs.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquire with the proceeds of the Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company intends to qualify and elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  As a REIT, we will not be subject to federal income tax on income that we distribute to our stockholders.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the offering.  In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company’s board of directors will at tall times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure.  Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations.  The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  MVPCP owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed Company (“VRM II”), which is managed by Vestin Mortgage, LLC.  Mr. Shustek, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is also the manager of Vestin Realty Mortgage II (“VRM II”), Vestin Realty Mortgage I (“VRM I”) and Vestin Fund  III (“VF III”).

On March 7, 2013, John Alderfer resigned his positions as Chief Financial officer, President and Director of MVP REIT, Inc.  On March 8, 2013, the Board of Directors appointed our current Chief Executive Officer, Michael Shustek as our President and Dustin Lewis as our Chief Financial Officer.  Mr. Lewis is a certified public accountant in the State of Nevada and has been a member of the accounting firm, L.L. Bradford since 1996.  L.L. Bradford provides various non-audit accounting services for MVP REIT, Inc. and certain of its affiliates, including Vestin Realty Mortgage II which is a shareholder of the Advisor.  The Board of Directors of MVP REIT, Inc. has not filled the vacancy on the board created by Mr. Alderfer’s resignation.

Results of Operations

As of September 30, 2013, the Company has acquired, along with affiliated entities, 12 properties of which the Company’s share of the purchase price total $49,880,000, including closing costs. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities. The first property was acquired during the fourth quarter of 2012, the second during second quarter of 2013 and the remaining ten during the third quarter of 2013.  We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.  The Company also funded our first investment in a real estate loan during April 2013.  In July 2013, the Company has sold the entire balance of the real estate loan; VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period from April 3, 2012 (Inception) through September 30, 2012
Revenues
Interest income from investment in real estate loans	$11,000	$--	$39,000	$--
Rental revenue	763,000	--	1,026,000	--
Total revenues	774,000	--	1,065,000	--

Interest income from investment in real estate loan.  During April 2013 the Company funded a loan in the amount of $2.0 million with an interest rate of 7.5%.  The interest earned on this loan was approximately $39,000.  During July 2013, the Company has sold the entire balance of the real estate loan, VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.

Rental revenue. Total rental revenue earned is from our six consolidated properties which were acquired starting in fourth quarter 2012.

See Note I – Investment in Equity Method Investee and Investment in Cost Method Investee, and Note J – Acquisitions of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period from April 3, 2012 (Inception) through September 30, 2012
Operating expenses
General and administrative	1,270,000	175,000	2,318,000	328,000
Acquisition expenses	244,000	2,000	372,000	2,000
Acquisition expenses – related party	1,122,000	--	1,336,000	--
Operation and maintenance	175,000	24,000	275,000	24,000
Seminar	32,000	--	936,000	--
Offering costs	741,000	--	1,915,000	4,000
Depreciation	89,000	3,000	135,000	3,000
Total operating expenses	3,673,000	204,000	7,287,000	361,000

General and administrative expenses.  General and administrative expenses consisted primarily of wages and benefits, professional fees, insurance, office rent and director’s fees paid through our Advisor totaling approximately $605,000, $736,000, $206,000, $135,000, and $118,000, respectively.

Acquisition expenses.  Acquisition expenses were incurred in connection with recent and potential future acquisitions. During August 2013, the Company terminated the purchase agreement related to the acquisition of the property located at 1236 E. Airport Drive, Ontario, California and the seller retained the $50,000 non-refundable deposit.  This expense was recorded in June 2013.

Acquisition expenses – related party.  Acquisition expenses were incurred in connection with recent and potential future acquisitions.  During the nine months ended September 30, 2013 the Company paid the Advisor approximately $1.1 million in connection with the acquisitions. L.L. Bradford, LLC and Strategix Solutions, LLC, each of which is partially owned by our Chief Financial Officer, were paid approximately $27,000 for acquisition expenses.

Operating and maintenance expenses.  These operating and maintenance expenses consisted primarily of property management fees of approximately $51,000 paid to a third-party management company, utilities of approximately $18,000 and payroll and related expenses of approximately $43,000.

Seminar expense. These seminar expenses consisted of meeting room space, costs for printing materials, meals for seminars held at restaurants and other miscellaneous costs related to seminars.

Offering costs. As the Company commenced operations on December 11, 2012, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis in the amount of approximately $0.5 million per quarter.

Depreciation expense.  Depreciation expense consisted of approximately $124,000 related to our acquired property and approximately $11,000 related to our fixed assets.

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period from April 3, 2012 (Inception) through September 30, 2012
Other expense
Interest expense	297,000	--	320,000	--
Loss from investment in equity method investee	2,000	--	2,000	--
Loan fees	2,000	--	4,000	--
Total other expense	301,000	--	326,000	--

Interest expense.  Interest expense increased due to the assumption of debt through acquisitions during the three months ended September 30, 2013, a promissory note to Now Fund II, LP, a company wholly owned by Michael Shustek, the Company’s President and Chief Executive Officer and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

See Note L – Notes payable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q

Loss from investment in equity method investee.  During the third quarter the Company acquired a 32% interest in a parking facility in Ft. Lauderdale, FL.

See Note I – Investment in Equity Method Investee and Investment in Cost Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q

Loan fees.  During the three and nine months ended September 2013, the Company expensed approximately $2,000 and $4,000 of capitalized loan fees related to the promissory note issued by Cedar Park.

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Period from April 3, 2012 (Inception) through September 30, 2012
Net loss	(3,200,000)	(204,000)	(6,548,000)	(361,000)
Net loss attributable to non-controlling interest – related party	(58,000)	--	(58,000)	--
Net loss attributable to common stock holders	$(3,142,000)	$(204,000)	$(6,490,000)	$(361,000)

Net loss.  Our operating loss is primarily related to costs associated with the current offering of our common stock and costs related to the due diligence and acquisition of properties. Additionally, revenue is being generated on our 12 real estate investments which the majority were acquired in third quarter 2013.  During the three and nine months ended September 30, 2013 approximately $58,000 of the loss related to properties acquired during the third quarter 2013 was attributable to related parties which hold a non-controlling interest in the Company’s acquired properties.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property and loans secured by real estate in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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

Our calculation of FFO and MFFO is presented in the following table for the nine months ended September 30, 2013.

Net Loss	$(6,548,000)
Add:
Depreciation and amortization of real estate assets	135,000
FFO	(6,413,000)
Add:
Acquisition fees and expenses to affiliates	372,000
Acquisition fees and expenses to non-affiliates	1,336,000
MFFO	$(4,705,000)

MFFO reflects costs directly associated with our offering, such as legal, accounting, filing fees, seminar costs, and advertising costs, increased personnel and other costs, all of which we expect to decrease after the completion of our offering.

Capital and Liquidity Resources

The Company commenced operations on December 11, 2012 and acquired our first property on December 14, 2012.

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

Net cash provided by operating activities for nine months ended September 30, 2013 was $194,000.  Net cash used in financing activities for the nine months ended September 30, 2013 was $5,582,000 consisting of an investment in equity method investee of $1,088,000, investment in cost method investee of $509,000, investment in real estate of $3,975,000, purchase of fixed assets of $4,000 and building improvements of $6,000. The cash generated from financing activities of $5,703,000 is expected to be used to pay liabilities or to make additional investments.

As of September 30, 2013, the Company has six promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

The Company has recently executed a new strategy to sell shares of its common stock. Previously, through MVP American Securities, the Company was selling shares to investors. The Company has entered into selling agreements with firms to sell shares of the Company's common stock to their clients.  In addition, the Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

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

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments will include payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “Fees and Expenses Paid in Connection With the Operations of the Company”, included in Note E — Related Party Transactions and Arrangements to our financial statements included in this report. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Distributions

The Company intends to continue making regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its “REIT taxable income” each year.

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 11, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). The press release further announced that its Board of Directors has decreased the purchase price on its Distribution Reinvestment Plan (“DRIP”) from $9.00 to $8.73 per share to take into account that no commission is paid on shares purchased under the DRIP commencing with the January 2013 distribution paid in February 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, or $0.5025 monthly, assuming a purchase price of $9.00 per share.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2013.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of September 30, 2013, such costs totaled approximately $0.5 million. As we effectively commenced operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$34,207,000	$12,367,000	$16,496,000	$900,000	$4,444,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$34,207,000	$12,367,000	$16,496,000	$900,000	$4,444,000

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, except as set forth below.

To date, we have paid all of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties and our stockholders’ overall return may be reduced.

To date, we have paid all of our distributions from proceeds from issuance of our common stock in the offering or under our distribution reinvestment plan. Our charter permits us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations. Until the proceeds from our offering are fully invested and from time to time during the operational stage, however, we may not generate sufficient cash flow from operations to fund distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. If we continue to pay distributions from sources other than our cash flow from operations, we will have less funds available for investments. To the extent that portions of the distributions that we make may represent a return of capital to our stockholders, it will lower their tax basis in our shares.

We may be unable to successfully invest in or acquire properties situated in parts of the United States where we do not have extensive experience.

We intend to explore investments in and acquisitions of properties throughout the United States. Our company’s historical experience has been primarily in the Western and Southwestern regions of the United States and other areas where our affiliates and correspondents have experience. We may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets we enter, which could adversely affect our ability to successfully expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently identify suitable investments or manage properties in distant markets. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or investments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing on acceptable terms for the acquisition or development and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new markets, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Because a significant focus for our investments will be self-storage facilities and parking facilities, our revenues will be significantly influenced by demand for such properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

A significant focus for our portfolio of investments and acquisitions will be self-storage facilities and parking facilities and possibly other multi-tenant/licensee properties. There are no specific targets for such properties as a percentage of our total portfolio, nor are there any limitations in this regard. However, based on our current investment policies, it is possible that a significant percentage of our portfolio will consist of self-storage, parking and similar properties. A decrease in the demand for self-storage and paid parking facilities, or other developments adversely affecting such sectors of the property market, would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. Adverse developments affecting such sectors of the property market could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to stockholders.

Any self-storage or parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income.

We believe that competition in self-storage and parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Many of the competitors have more experience than we do in owning and operating self-storage facilities and parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space or parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self-storage and parking fee revenues.

If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, we may lose potential or existing customers and we may be pressured to discount our rates to retain business. As a result, our ability to make distributions to you may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to you.

We expect that our self-storage facilities will be leased directly to tenants who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters or events caused by fault of a tenant, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. We expect that our self-storage customers will be required to acquire their own insurance coverage on storage contents or assume all of the risk. Our advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors our advisor may consider relevant. There is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations.

Additionally, although we will require our self-storage customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self-storage units, we cannot ensure that our tenants will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to you.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregisters Securities

As of September 30, 2013, we have not issued unregistered securities.

Use of Offering Proceeds

On September 25, 2012, the Company’s Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company’s our common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Comopany is offering up to 55,555,555 shares of the Company’s common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company’s our common stock pursuant to the distribution reinvestment plan at $8.73 per share.  The Company has entered into selling agreements with MVP American Securities and other non-affiliated seeling agents to distribute shares of our common stock to their clients.

As of September 30, 2013, the Company issued 2,154,351 shares of common stock in our initial public offering for a total of .approximately $23,372,000.

As of September 30, 2013, the Company has issued 562,737 shares of common stock in of the Company’s primary offering for approximately $4,913,000 in cash, prior to offering costs recognized as a reduction to the proceeds of approximately $127,000, and 4,603 shares of common stock through our distribution reinvestment plan or DRIP.

From inception through September 30, 2013, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions	$187,000
Organization and offering expense reimbursement	2,436,000
Total expenses	$2,623,000
From the commencement of our offering through September 30, 2013, the net proceeds to us from our offering, after deducting the total expenses incurred described above, were $2,623,000.  From the commencement of the offering through September 30, 2013, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring property.

Share Repurchase Program

During the nine months ended September 30, 2013, the Company did not receive any requests to repurchase shares of common stock pursuant to the share repurchase program as no stockholders qualified for the program.

ITEM 5.                      OTHER INFORMATION

During the third quarter of 2013, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K,

ITEM 6.	EXHIBITS

EXHIBIT INDEX

10.1(1)	Purchase Agreement by and between Red Mountain Storage LLC and MVP REIT, Inc. dated June 3, 2013.
10.2(2)
Purchase and Sale Agreement, dated July 25, 2013, by and between OC Parking Fort Lauderdale LLC, OC Parking Baltimore LLC, OC Parking Memphis Poplar LLC, OC Parking Kansas City LLC, OC Parking Memphis Court LLC, OC Parking St. Louis LLC and MVP PF Fort Lauderdale 2013, LLC, MVP PF Baltimore 2013, LLC, MVP PF Kansas City 2013, LLC, MVP PF St. Louis 2013, LLC, MVP PF Memphis Poplar 2013, LLC and MVP PF Memphis Court 2013.

10.3(3)	Membership Purchase Agreement by and between MVP REIT, Inc. and SERE Holdings, LLC.
21*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following material from the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited) (iii) Consolidated Statement of Equity for the nine months ended September 30, 2013 (unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited).

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2013 and incorporated herein by reference.
(2)	Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2013 and incorporated herein by reference.
(3)	Filed previously as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2013

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	November 14, 2013