Form 10-K
MVP REIT, Inc.
filed 2014-03-31
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180741

MVP REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	45-4963335
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12730 HIGH BLUFF DRIVE SUITE 110, SAN DIEGO, CA 92130
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s Telephone Number: 858.369.7959

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

As of March 31, 2014, there were 3,175,127 shares of the Company’s Common Stock outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our initial public offering;
•	the performance of properties we may acquire or loans we may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	the availability of capital;
•	interest rates;
•	changes to generally accepted accounting principles, or GAAP;
•	extraordinary events affecting parking or storage at parking and storage facilities that are included in our portfolio, including emergency safety measures, natural disasters and terrorism; and
•	the other factors discussed under Item 1A, “Risk Factors” and elsewhere in this Annual Report.

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

PART I

ITEM 1.                      BUSINESS

General

MVP REIT, Inc. (referred to herein as the “Company”, “we”, “us” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of December 31, 2013 the Company had sold approximately $25.5 million through the sale of shares of its common stock, net of commissions.  Of this amount, approximately $19.4 million were issued in consideration of the contribution of commercial properties to the Company, including Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

The Company operates as a real estate investment trust (“REIT”).  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.

The Company has entered into selling agreements with third party broker dealers to sell shares of the Company's common stock to its clients.  The Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds from its public offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). ).  As of December 31, 2013, the Company has paid approximately $589,000 in distributions to the Company’s stockholders, all of which constituted a return of capital.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” for more information on distributions.

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II) owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and Nasdaq-listed company (“VRM I”).  Michael Shustek, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM II, VRM I and Vestin Fund III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

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

Investment Strategy

At the time we commenced our offering in September 2012, our initial investment strategy was to seek to build a diversified portfolio of investments in commercial real estate and loans secured by commercial real estate located in the Western and Southwestern United States and other areas where our affiliates or correspondents have experience. In July 2013, our board of directors approved changes in our investment strategy to focus significantly on investments in self-storage facilities and parking facilities and to expand the geographical scope of our potential investments to consider opportunities throughout the United States. As of December 31, 2013, we had acquired, along with affiliated entities, 14 properties, consisting of six parking facilities, two self-storage facilities and six office buildings.

In March 2014, our board of directors approved a plan to further shift our investment strategy to invest predominantly in parking and self-storage facilities located throughout the United States as our core assets. We believe the REIT industry is evolving, with more REITs moving towards specializing in particular types of properties or property location rather than building a diversified portfolio of properties. Therefore, our board has determined that a diversification of our portfolio would likely not enhance shareholder value and would come at the expense of potentially developing specialized expertise in investments in parking and storage facilities that could provide us with a competitive advantage and distinguish us from other REIT investments in the marketplace.

As part of our strategy to focus predominately in investments in parking and storage facilities as our core assets, we have reached an agreement in principle with affiliated entities to exchange all of our ownership interests in four office buildings for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility.  We will own 100% of the six parking facilities and the self-storage facility upon completion of the property exchanges. We anticipate that the property exchanges will be completed during the second quarter of 2014. We may, from time to time, continue to invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, we anticipate that our core investments will be predominantly in parking and self-storage facilities.

Self-Storage and Parking Facilities

Based on current market conditions and other factors, we have decided that a significant focus of our future investment strategy will be on self-storage facilities and parking facilities, including parking lots, parking garages and other parking structures. We may also acquire or invest in other multi-tenant/licensee properties that are not dependent upon a single occupant. In addition, we will seek to expand the geographic focus of our investments by seeking to acquire properties throughout the United States.

We believe self-storage facilities, parking facilities and certain other multi-tenant/licensee properties possess attractive characteristics not found in other commercial real estate investments, including the following:

•	no reliance on a “single large tenant” whose lease termination can have a devastating impact on rental or licensing revenue;
•	generally, no long term lease commitments;
•	generally no leasing commissions;
•	generally no tenant improvement requirements;
•	relatively low capital expenditures; and
•	in light of the relatively low up-front costs, an enhanced opportunity for geographic diversification.

Multi-tenant/licensee properties include self-storage facilities. These facilities refer to properties that offer do-it-yourself, typically month-to-month storage space rental, for personal or business use. According to the Self Storage Association’s 2013 Self Storage Industry Fact Sheet (the “Fact Sheet”), the self-storage industry in the United States consists of approximately 2.3 billion rentable square feet at approximately 48,500 facilities (where self-storage is the primary source of revenue). The industry is highly fragmented and is comprised of five public corporations, approximately 2,500 large and mid-sized firms that own and operate more than one facility and approximately 30,000 one facility owner-operators, according to the Fact Sheet. The Fact Sheet states that the self-storage industry in the United States generated more than $22 billion in annual U.S. revenues in 2012 and has been the fastest growing segment of the commercial real estate industry over the last 35 years.

We believe tenants choose a self-storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self-storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. We believe there are seasonal fluctuations in occupancy rates for self-storage properties. Generally, there is increased leasing activity at self-storage properties during the summer months due to the higher number of people who relocate during this period.

The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a single parking facility. The owner of a parking facility may operate the facility or may engage a management company for this purpose. Location is critically important to the performance of parking facilities. Parking rates and ancillary services offered at the facility (such as car wash or electric car charging stations) may also influence a driver’s decision to use a particular parking facility. The performance of parking facilities may fluctuate significantly based on economic trends. For example, the National Parking Association reported that 96% of airport parking lots experienced a decline in parked vehicles from 2008 to 2009, with 58% reporting a decline of more than 10%, as a result of reduced air travel during the 2008/2009 recession.

We operate our storage and parking facilities typically through two types of arrangements:  triple net leases and management contracts. Under a triple net lease, as lessor, we generally charge the lessee a fixed annual rent, a percentage of gross customer collections, or a combination of both.  The lessee is generally responsible under the lease for collecting revenues and paying most operating expenses attributable to the storage or parking facilities.  We may also engage a service company to manage and operate a parking or storage facility for a monthly fee under a management contract.  Typically, all of the underlying revenue and expenses under management contract flow through to us rather than the parking management service.  However, we anticipate that under either a leasing or management contract arrangement, we would have no additional management responsibility or decision making authority, including with respect to the daily operations of a parking or storage facility, beyond our ownership interest in such a facility.  As of December 31, 2013, all of the parking facilities are currently leased to tenants under triple net leases and we have entered into management contracts for two storage facilities.

Our Advisor will have substantial discretion with respect to the selection of specific properties. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for self-storage facilities, parking lots and other multi-tenant/licensee facilities in the area;
•	a property’s geographic location and type;
•	a property’s physical location in relation to population density, traffic counts and access;
•	construction quality and condition;
•	potential for capital appreciation;
•	proposed purchase price, terms and conditions;
•	historical financial performance;
•	rental/parking rates and occupancy/use levels for the property and competing properties in the area;
•	potential for rent increases;
•	demographics of the area;
•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•	potential capital improvements and reserves required to maintain the property;
•	prospects for liquidity through sale, financing or refinancing of the property;
•	potential competitors;
•	the potential for the construction of new properties in the area;
•	treatment under applicable federal, state and local tax and other laws and regulations;
•	evaluation of title and obtaining of satisfactory title insurance; and
•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. Moreover, depending upon real estate market conditions, economic changes and other developments, our board of directors may change our targeted investment focus or supplement that focus to include other targeted investments from time to time without stockholder consent. See “Risk Factors – We may change our targeted investments and investment guidelines without stockholder consent.”

Expansion of Geographic Focus

At the time we commenced our offering in September 2012, our initial investment focus was primarily on investments in commercial real estate and loans secured by commercial real estate located in the Western and Southwestern United States and other areas where our affiliates or correspondents have experience. In July 2013, our board of directors approved an expansion of the geographical scope of our potential investments to consider opportunities throughout the United States. During the process of searching for suitable properties, we have been introduced to potentially attractive investment or acquisition opportunities in a wide variety of locations. Our Board believes that it would be in the best interests of our shareholders to consider appropriate opportunities, wherever they may be located. As of December 31, 2013, approximately 86% of our investments in real estate are located in Las Vegas, Nevada (See Note M – Subsequent Event of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K).

Investment Strategy Risks and Uncertainties

There are risks and uncertainties relating to the expansion of the geographic scope of our potential investments, and our strategy of seeking to build a portfolio of multi-tenant/licensee properties. Our company’s historical experience has been primarily in the Western and Southwestern regions of the United States and other areas where our affiliates and correspondents have experience. We may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets we enter, which could adversely affect our ability to successfully expand into or operate within those markets. In addition, because a predominant focus for our investments will be self-storage facilities and parking facilities, our revenues will be significantly influenced by demand for such properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a diversified real estate portfolio. Any self-storage or parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income. In addition, the risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to you.  See also “Risk Factors -- Risks Related to Our Current Targeted Investment Focus.”

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

Our real estate investments may be concentrated in one or few geographic locations, and certain real estate secured loans in which we invest may be secured by a single property or properties in one or few geographic locations. Further, we intend that our secured investments will be collateralized by properties located solely in the U.S. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral. As of December 31, 2013, approximately 86% of our investments in real estate are located in Las Vegas, Nevada (See Note M – Subsequent Event of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K).

Competition

We have significant competition with respect to both our acquisition of real property and our mortgage lending business.  Our competitors include other REITs, owners and managers of parking and storage facilities, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have significantly greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

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

Income Taxes

As of December 31, 2013, the Company was organized and has conducted our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  The Company’s Taxable Income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

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

Employees

We have no employees. Employees are paid through our Advisor or its affiliates which provide management, acquisition, advisory and certain administrative services for us.

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

Risks Related to an Investment in Us

We have a limited operating history; therefore there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with a more established operating history.

We have a limited operating history, having commenced operations in December 2012. We may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a more established operating history and we may not be able to achieve our investment objectives.

You will not have the opportunity to evaluate additional investments before we make them, which makes your investment more speculative.

As of December 31, 2013, we had ownership in 14 properties. We have identified additional properties we intend to acquire. However, we have not identified the majority of properties we would seek to acquire with the proceeds of our initial public offering. Therefore, you should view our initial public offering as effectively a blind pool, in that we are not able to provide you with information regarding future properties we might acquire or invest in. You will not have an opportunity to evaluate any such properties. As a result, an investment in our shares is speculative.

We will seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses in (i) real property that meets our investment objectives and investment strategies and (ii) real estate secured loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans secured by real estate. However, because you will be unable to evaluate the economic merit of assets before we invest in them, you will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors and our advisor will have broad discretion in implementing our investment strategy, objectives and policies and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to our competitors and may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our shares are being offered on a “best efforts” basis; the risk that we will not be able to accomplish our business objectives, and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if only a small number of shares are purchased in our initial public offering.

Shares of our common stock are being offered on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any shares of our common stock in our initial public offering. As of December 31, 2013, we have sold approximately $25.5 million of our shares and have invested in 14 properties.  If we are unable to raise significant additional proceeds, we will be thinly capitalized and will not be able to achieve a broadly diversified portfolio. Failure to build a diversified portfolio increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

We depend upon our advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. While our advisor’s personnel have substantial experience in investing in real estate secured loans, they have only limited experience in making direct investments in real estate. We will also depend upon the performance of third-party loan servicers to service our loan investments. Except for investments that may be described in supplements to our prospectus prior to the date you subscribe for our shares, you will have no opportunity to evaluate the economic merits or the terms of our investments before making a decision to invest in our company. You must rely entirely on the management abilities of our advisor, the loan servicers our advisor selects and the oversight of our board of directors. In addition, some of our competitors may have greater resources, experience and expertise in making investments in parking and storage facilities, which could give them a competitive advantage in acquiring properties. We cannot assure you that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

We may change our targeted investments and investment guidelines without stockholder consent.

Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report.   We will disclose to our stockholders any material changes to our investment guidelines as required pursuant to SEC rules.  A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of shares of our common stock and our ability to make distributions to you. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our advisor’s real estate, finance and securities professionals, including Michael V. Shustek, to identify suitable investments. Our sponsor and its other affiliated entities also rely on Michael V. Shustek for investment opportunities. To the extent that our advisor’s real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Further, the more money we raise in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the size of our initial public offering increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Our cash distributions are not guaranteed and may fluctuate.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Our cash distributions may constitute a return of capital or taxable gain from the sale or exchange of property.

Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. In the event that we are unable to consistently fund monthly distributions to stockholders entirely from our funds from operations, the value of your shares upon the possible listing of our common stock, the sale of our assets or any other liquidity event may be reduced.  All of our distributions to date have constituted a return of capital.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return will be reduced.

Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations. Until the proceeds from our initial public offering are fully invested and from time to time during the operational stage, however, we may not generate sufficient cash flow from operations to fund distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments, and your overall return may be reduced. To the extent that portions of the distributions that we make may represent a return of capital to you, it will lower your tax basis in our shares.

To date, we have paid all of our distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties and our stockholders’ overall return may be reduced.

To date, we have paid all of our distributions from proceeds from issuance of our common stock in the offering or under our distribution reinvestment plan. Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations. Until the proceeds from our initial public offering are fully invested and from time to time during the operational stage, however, we may not generate sufficient cash flow from operations to fund distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. If we continue to pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and your overall return may be reduced. To the extent that portions of the distributions that we make may represent a return of capital to you, it will lower your tax basis in our shares.

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

Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until the later of 2018 or three years after the date our initial public offering closes. There can be no assurance that we will effect a liquidity event within such time or at all. If we do not successfully implement a liquidity transaction, you may have to hold your investment for an indefinite period.

In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the listing of shares of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets; or (3) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until the later of 2018 or three years after the date our initial public offering closes. There can be no assurance that we will cause a liquidity event to occur at such time or at all. If we do not pursue a liquidity transaction your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

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

Please see “Market Management’s Discussion and Analysis of Financial Condition and Results of Operation — Share Repurchase Program” for a description of the terms and limitations associated with our share repurchase program. As a result of these limitations, the repurchase price you may receive upon any such repurchase may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and you should not assume that you will be able to sell all or any portion of your shares back to us pursuant to our share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

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

Since 2007, liquidity in the market for non-prime and sub-prime mortgage loans, and the real estate investments that depend on the performance of such loans, has decreased dramatically. More recently, underlying collateral performance concerns pertaining to the increased rates of delinquency, foreclosure and loss have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and real estate bonds and loans (despite recent rallying for high quality assets). This has led to a wide distinction in price discovery for senior and subordinated assets. While certain real estate markets have begun to improve, any continuing market volatility and instability may interfere with the successful implementation of our business strategy.

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

Because a predominant focus for our investments will be self-storage facilities and parking facilities, our revenues will be significantly influenced by demand for such properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

We have decided that a predominant focus for our portfolio of investments and acquisitions will be self-storage facilities and parking facilities and possibly other multi-tenant/licensee properties. There are no specific targets for such properties as a percentage of our total portfolio, nor are there any limitations in this regard. However, based on our current investment strategy to focus predominantly on self-storage and parking facilities, we anticipate that a substantial percentage of our portfolio will consist of self-storage, parking and similar properties. A decrease in the demand for self-storage and paid parking facilities, or other developments adversely affecting such sectors of the property market, including emergency safety measures, natural disasters and acts of terrorism, would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. Adverse developments affecting such sectors of the property market could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to shareholders.

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

Our leases and management contracts expose us to certain risks.

We operate our parking and storage facilities typically through triple net leases or management contracts.  Under either arrangement, we typically rely upon the lessee or the manager to manage and conduct the daily operations of the facilities.  In addition, under a triple net lease arrangement, the lessee is generally responsible for all of the operating expenses at our leased location. The loss or renewal on less favorable terms of a substantial number of leases or management contracts, or a breach or other failure to perform by a lessee or manager under a lease or management contract, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental and other income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations. Our management contracts are typically for a term of one to three years, although the contracts may often be terminated, with or without cause, giving the manager an opportunity to negotiate an increase in management fees or other allocated costs, for example.

In particular, our advisor is seeking to enter into three new triple net leases to replace leases that are being terminated following the purchase of the parking facilities by us and affiliated entities. Our business, financial condition and results of operations could be adversely affected if we are unable to enter into new leases in a timely manner or on terms less favorable than the prior leases.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to you.

We expect that our self-storage facilities will be leased directly to tenants who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters or events caused by fault of a tenant, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. We expect that our self-storage customers will be required to acquire their own insurance coverage on storage contents or assume all of the risk. Our advisor will determine the amounts and types of insurance coverage that we will maintain, including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our advisor based on the type, value, location and risks associated with each investment, as well as any lender requirements, and any other factors our advisor may consider relevant. There is no guarantee that such insurance will be obtained for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to you.

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

We invest directly in real estate, and our real estate-related loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of properties that we own directly and the properties ultimately securing our loans will remain at the levels existing on the dates of acquisition or loan origination. If the values of properties we own or that secure loans drop, our risk will increase because of the lower value of the real estate or the security associated with loans. In this manner, real estate values could impact both the value of our real estate investments and the value of our loan investments. Therefore, our investments will be subject to the risks typically associated with real estate.

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

We have no established investment criteria limiting the geographic concentration of our investments in real estate and real estate secured loans. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Our real estate investments may be concentrated in one or few geographic locations, and certain real estate secured loans in which we invest may be secured by a single property or properties in one or few geographic locations. Further, we intend that our secured investments will be collateralized by properties located solely in the U.S. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral. As of December 31, 2013, approximately 86% of our investments in real estate are located in Las Vegas, Nevada (See Note M – Subsequent Event of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K).

Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on your investment.

We have significant competition with respect to our acquisition of assets with many other companies, including other REITs, owners and managers of parking and storage facilities, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

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

Our real properties may incur casualty losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

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

Since most of the borrowers for our real estate secured loans are legal entities rather than individuals, our risk of loss may be greater than those of mortgage loans made to individuals. Unlike individuals involved in bankruptcies, most of the entities generally do not have personal assets and creditworthiness at stake. The terms of the mortgage loans generally require that the borrowers covenant to be single-purpose entities, although in some instances the borrowers are not required to observe all covenants and conditions that typically are required in order for them to be viewed under standard rating agency criteria as “single-purpose entities.” Borrowers ‘organizational documents or the terms of the mortgage loans may limit their activities to the ownership of only the related mortgaged property or properties and limit the borrowers’ ability to incur additional indebtedness. These provisions are designed to mitigate the possibility that the borrowers’ financial condition would be adversely impacted by factors unrelated to the mortgaged property and the mortgage loan in the pool.

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

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. We may not be able to terminate our hedging positions or dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Risks Related to Conflicts of Interest

The fees we pay to affiliates in connection with our initial public offering and in connection with the acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

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

Our affiliated selling agent, MVP American Securities, will face conflicts of interest in connection with its due diligence review and investigation of us and our public  offering documents and otherwise relating to the services provided on our behalf.

MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC, is an affiliate of our advisor and  may receive  fees for acting as one of our selling agents. In addition, we have entered into selling agreements with several unaffiliated broker-dealers.  Because MVP AS is an affiliate, its due diligence review and investigation of us and our public offering documents cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker dealer. In addition, MVP AS may act as a selling agent in future programs, if any, that may be sponsored by affiliates of our advisor. We may compete for investors with any such future programs and any overlap of such offerings with our offering could adversely affect our ability to raise all the capital we seek in our initial public offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

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

We have co- invested in property together with one or more of our affiliates.  We may make additional co-investments in real estate of real estate-secured loans with our affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and our advisor’s key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our advisor’s key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of our sponsor, MVP AS and other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our sponsor may grant equity interests in our advisor and the special unit holder to certain management personnel performing services for our advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

We may purchase real property and other real estate-related assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase real property and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

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

Risks Related to Our Shares and Our Corporate Structure

There is no public market for our shares and we are not required to effectuate a liquidity event by a certain date; therefore, it will be difficult for you to sell your shares and, if you are able to sell your shares,  you will likely sell them at a substantial discount.

There is no public market for our shares of common stock, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit your ability to sell your shares. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and acquisition expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares, without incurring a substantial loss. You may also experience substantial losses if we dispose of our assets in connection with a liquidation event, though we are not required to consummate a transaction to provide liquidity to stockholders on any date certain or at all. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. We have adopted a share repurchase program but it is limited in terms of the amount of shares that may be repurchased each quarter. Thus, prospective stockholders should consider our shares of common stock as illiquid and a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

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

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock, of which 98,999,000 shares are classified as common stock, par value $0.001 per share, 1,000,000 shares are classified as preferred stock, par value $0.001 per share, and 1,000 shares are classified as non-participating, non-voting convertible stock, par value $0.001 per share. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders may suffer dilution of their equity investment in us, in the event that we (1) sell additional shares of our common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Your investment will be diluted upon conversion of the convertible stock.

We have issued 1,000 shares of our convertible stock to our advisor, for which our advisor contributed $1,000. Our convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, or (B) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00 per share. In general, upon the occurrence of any of the conditions set forth above, our issued shares of convertible stock will convert into a number of shares of common stock representing three and one-half percent (3.50%) of the outstanding shares of our common stock immediately preceding the conversion.  Upon the issuance of shares of our common stock in connection with the conversion of our convertible stock, your interests in us will be diluted.

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

Our advisor and its affiliates will perform services for us in connection with the selection, acquisition, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute your investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our initial public offering and assuming a $9.00 purchase price for shares sold in the primary offering and a $8.73 purchase price for shares sold under the distribution reinvestment plan, we estimate that we will use 96.25% to 96.59% of our gross offering proceeds for investments, to pay fees to our advisor for its services in connection with the selection and acquisition of investments and for the repurchase of shares of our common stock under our share repurchase program. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets. Moreover, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. These substantial fees and other payments also increase the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

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

We believe we will operate in such a manner as to qualify, and we intend to elect to be treated, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service and is based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, as of the date hereof we have no operating history or assets and both the opinion and any other assessment regarding our qualification as a REIT depends wholly on projections regarding our future activities and our ability, within one year after our receipt thereof, to apply the proceeds of our initial public offering to qualifying assets for purposes of the REIT requirements.

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

Tax legislation enacted in 2003, as amended, and subsequently extended in December 2010, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% through 2012, which increased to 20% through 2013. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% or 20% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock following the completion of our initial public offering. Generally, this limit can be waived and adjusted by the board of directors. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act, or “FIRPTA”, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. We are not currently traded on an established securities market nor do we anticipate being traded on an established securities market in the foreseeable future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our office is located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.

As of December 31, 2013, the Company has acquired, along with affiliated entities, 14 properties of which our share of the aggregate purchase price total $61,250,000, including closing costs.  These acquisitions were funded by the ongoing initial public offering, through the issuance of the Company’s common stock, financing and assuming liabilities.  The first property was acquired during the fourth quarter of 2012, the second property during the second quarter of 2013, ten properties during the third quarter of 2013 and the remaining two properties during the fourth quarter of 2013. As of December 31, 2013, approximately 86% of our investments in real estate are located in Las Vegas, Nevada (See Note M – Subsequent Event of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K).

The following table sets forth the property description, percentage owned, location, year built, leasable square feet and other information with respect to the properties that the Company has acquired as of December 31, 2013:

Property Description	Location(s)	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate Purchase Price1	Percentage Owned	Occupancy at December 31, 2012
Cedar Park self-storage facility	Cedar Park, Texas	2006	52,000	12/14/2012	$3,275,000	100%	82.2%
Wolfpack Properties LLC office building	Las Vegas, Nevada	2008	22,000	6/14/2013	$6,500,000	100%	100%
Building C office building	Las Vegas, Nevada	2008	47,500	7/31/2013	$15,000,000	100%	96.80%
Ft. Lauderdale Parking Facility	Ft. Lauderdale, Florida	n/a	n/a	7/31/2013	$3,400,000	32%	100%
Memphis Court Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$1,000,000	5%	100%
Memphis Poplar Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$2,000,000	5%	100%
Kansas City Parking Facility	Kansas City, Missouri	n/a	n/a	8/28/2013	$2,800,000	5%	100%
Baltimore Parking Facility	Baltimore, Maryland	n/a	n/a	9/4/2013	$2,300,000	5%	n/a
St. Louis Parking Facility	St. Louis, Missouri	n/a	n/a	9/4/2013	$2,000,000	5%	n/a
Building A office building	Las Vegas, Nevada	2008	47,500	8/30/2013	$15,000,000	100%	100%
Red Mountain self-storage facility	Boulder City, Nevada	1996	111,913	9/12/2013	$5,200,000	51%	96.3%
Devonshire office building	Las Vegas, Nevada	2008	22,000	9/16/2013	$6,400,000	100%	88.05%
SE Properties office building	Las Vegas, Nevada	2008	22,000	10/19/2013	$6,100,000	100%	90.08%
ExecuSuites office building	Las Vegas, Nevada	2008	22,000	11/26/2013	$6,100,000	100%	88.58%

MVP Realty Advisors, LLC ("MVP RA"), our manager, earned a fee equal to 3.0% of our portion of the purchase price in connection with each acquisition. (Affiliates of ours may receive additional fees or other compensation as a result of the acquisitions in accordance with the compensation provisions described in our prospectus).

Cedar Park.  On December 14, 2012, the Company, through our wholly-owned subsidiary, MVP MS Cedar Park, 2012, LLC, or MVP MS Cedar Park, acquired Cedar Park, for an aggregate purchase price of $3.3 million, exclusive of closing costs. Cedar Park is an approximately 52,000 square foot self-storage facility located in Cedar Park, Texas that was constructed in 2006 and is comprised of 12 buildings and 376 self-storage units, together with 24 exterior RV parking spaces. Cedar Park is comprised of approximately 58,000 square feet of building improvements. As of the closing date, Cedar Park was approximately 80% leased and had an average market rent of approximately $120 per unit.  The Company believes that Cedar Park is suitable for its intended purpose and adequately covered by insurance. The Company currently has no renovation plans for Cedar Park. Management expects to fund any future renovations and improvements with proceeds from its ongoing public offering. Cedar Park is located in a submarket where there are a number of comparable properties that might compete with it.

1 Certain property acquisitions were part of an aggregate acquisition of multiple properties. The amount presented reflects the price allocated to the property as part of the total consideration from the aggregate acquisition agreement and not the amount assigned to the property pursuant to the agreement.

The Company financed the purchase of Cedar Park using cash proceeds from its ongoing public offering. Dominion Storage Group, Inc., or the property manager, will serve as Cedar Park’s property manager. The property manager will supervise, manage, operate, and maintain Cedar Park on the terms and conditions set forth in a property management agreement. The property manager will receive a property management fee equal to the greater of (i) 6.0% of the Cedar Park’s gross receipts (as that term is defined in the property management agreement) and (ii) $1,800. The property management agreement also provides for a construction management fee of 5% of the cost of amounts expended for any renovation or construction project supervised by the property manager and a one-time start-up fee of $5,000. The property management agreement has a term of twenty-four (24) months, provided that MVP MS Cedar Park may terminate the property management agreement at any time for gross negligence, fraud, or willful misconduct, or if the property manager becomes a debtor in any bankruptcy or insolvency proceeding.

At the closing, an affiliate of the property manager received consulting fees equal to 3.0% of the purchase price pursuant to the terms and conditions set forth in a compensation agreement. Pursuant to the terms and conditions set forth in the compensation agreement, an affiliate of the property manager is entitled to an annual profit interest in MVP MS Cedar Park equal to fifteen percent (15.0%) of MVP MS Cedar Park’s net profit after payment of MVP MS Cedar Park’s operating expenses (as that term is defined in the compensation agreement) and payment of an annual cumulative return on equity of 7.5%. to MVP MS Cedar Park.  MVP RA earned a 3% acquisition fee on our portion of the purchase price of $105,000 in connection with this acquisition.

Wolfpack.  On June 14, 2013, the Company acquired Wolfpack, a 22,000-square-foot office building in Las Vegas, Nevada for $6.5 million. Located at 8860 W. Sunset Road, the two-story, single-tenant building was built in 2008 and is fully occupied by a national short-term lender, which uses the property as its national headquarters. As of December 31, 2013, the property has approximately 10 years remaining on its triple net lease, under which the tenant is responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,967,000 in existing debt and the issuance of 285,744 shares of the Company’s common stock to the seller at $8.865 per share totaling approximately $2,533,000.  MVP RA earned a 3% acquisition fee on the Company’s portion of the purchase price of $195,000 in connection with this acquisition.

Building C.  On July 31, 2013, the Company acquired Building C, a 47,500-square-foot office building in Las Vegas, Nevada for $15.0 million. Located at 8930 W. Sunset Road, the three-story, multi-tenant building was built in 2008 and is 90% occupied by a mix of medical and professional tenants. The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $10,842,000 in existing debt and the issuance of 473,805 shares of the Company’s common stock to the seller at $8.775 per share totaling approximately $4,158,000.  MVP RA earned a 3% acquisition fee on the Company’s portion of the purchase price of $450,000 in connection with this acquisition.

Six Parking Facilities.  On July 26, 2013, the Company, VRM I and VRM II entered into an agreement to acquire six parking facilities from the same seller.  We have formed limited liability companies with VRM I and VRM II to acquire the properties based on ownership noted in the table above. The limited liability companies are jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC.  We have the right, at any time, with 10 days written notice, to purchase VRM I or VRM II’s interest in the limited liability company at purchase price equal to VRM I or VRM II’s and our capital contribution plus a 7.5% annual cumulative return less any distributions received by VRM I or VRM II.  MVP RA earned a 3% acquisition fee on the Company’s portion of the purchase price of approximately $48,000 in connection with this acquisition.

The parking facilities are located in the following cities:  Ft. Lauderdale, Florida (66 space surface lot and single tenant office building); Baltimore, Maryland (240 space multi-level parking structure); Kansas City, Missouri (164 space surface lot); St. Louis, Missouri (181 space surface lot) and two parking facilities in Memphis, Tennessee (166 and 125 space lots).  All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.  Upon the closing of the purchases described above, three of the six triple net leases will be terminated following a 180 day termination period. MVP RA is seeking to enter into a new leasing arrangement for the affected facilities

Building A.  On August 30, 2013, the Company acquired Building A, a 47,500-square-foot office building in Las Vegas, Nevada for $15.0 million. Located at 8880 W. Sunset Road, the three-story, multi-tenant building was built in 2008 and is 100% occupied by a mix of medical and professional tenants, including the corporate headquarters for MVP REIT which occupies 4,190 square feet.  As of December 31, 2013, the property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  We financed the acquisition through the assumption of approximately $10,197,000 in existing debt and the issuance of 547,368 shares of the Company’s common stock at $8.775 to the seller totaling approximately $4,803,000. MVP RA earned a 3% acquisition fee on our portion of the purchase price of $450,000 in connection with this acquisition.

Red Mountain.  During September 2013, the Company formed a limited liability company, MVP MS Red Mountain 2013, LLC (“Red Mountain”), with VRM II to acquire a 299-unit self-storage facility located adjacent to Nevada Highway in Boulder City, NV for $5.2 million. We and VRM II hold a 51% and 49% interest, respectively in the limited liability company. The limited liability company will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC.  The Company has the right, at any time, with ten days written notice, to purchase VRM II’s interest in the limited liability company at a purchase price equal to VRM II’s capital contribution plus a 7.5% annual cumulative return less any distributions received by VRM II.

The Red Mountain acquisition closed on September 12, 2013. The self-storage facility was originally constructed in 1996 and expanded in both 2000 and 2006. The property consists of 23 buildings located on five acres. As of the closing date, the property is approximately 97% occupied. Red Mountain obtained financing of $2.7 million through a 7-year term loan amortized over 25 years at 4.35% annual percentage rate. MVP RA earned a 3% acquisition fee on our portion of the purchase price of $38,250 in connection with this acquisition.

Devonshire.  On September 16, 2013, the Company acquired Devonshire, a 22,000-square-foot office building in Las Vegas, Nevada for $6.4 million. Located at 8925 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 100% occupied by professional tenants. As of December 31, 2013, the property has 4 to 9 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,942,000 in existing debt and the issuance of 280,095 shares of the Company’s common stock to the seller at $8.775 per share totaling approximately $2,458,000. MVP RA earned a 3% acquisition fee on our portion of the purchase price of $192,000 in connection with this acquisition.

SE Properties.  On October 19, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada for $6.1 million.  Located at 8905 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 91.08% occupied by professional tenants. As of December 31, 2013, the property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,502,000 in existing debt and the transfer of 296,106 shares of the Company’s common stock to the seller at $8.775 per share totaling approximately $2,598,000. MVP RA earned a 3% acquisition fee on the Company’s portion of the purchase price of $183,000 in connection with this acquisition.

ExecuSuites.  On November 26, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada for $6.1 million.  Located at 8945 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 89% occupied by professional tenants. As of December 31, 2013, the property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,165,000 in existing debt and the transfer of 323,024 shares of the Company’s common stock to the seller at $8.775 per share totaling approximately $2,835,000. MVP RA earned a 3% acquisition fee on the Company’s portion of the purchase price of $183,000 in connection with this acquisition.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes.  As of March 31, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders the later of 2018 or three years after the date our offering closes. Our charter does not require our board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available at all.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $9.00 per share as of December 31, 2013. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholder Information

As of March 31, 2014, there were 180 holders of record of the Company’s common shares. The number of stockholders is based on the records of the Company’s transfer agent.

Distribution Policy

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

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013. The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day). On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7%, assuming a purchase price of $9.00 per share or $0.05025 monthly. As of December 31, 2013, all monthly distributions have been a return of capital to stockholders.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” for more information on distributions.

Share Repurchase Program

The Company has a share repurchase program that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the Company’s distribution reinvestment plan in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.

Use of Offering Proceeds

On September 25, 2012, the Company’s Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company’s common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company is offering up to 55,555,555 shares of the Company’s common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company’s our common stock pursuant to the distribution reinvestment plan at $8.73 per share.  The Company has entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients.

As of December 31, 2013, the Company issued 2,909,819 shares of common stock in our initial public offering for a total of approximately $25,532,000, less offering costs.

As of December 31, 2013, the Company has issued 686,378 shares of common stock in the Company’s primary offering for approximately $6,011,000 in cash, prior to offering costs recognized as a reduction to the proceeds of approximately $98,000, and 8,611 shares of common stock through our distribution reinvestment plan or DRIP.

As of December 31, 2013, the Company issued 2,206,141 shares of common stock in the Company’s primary offering for approximately $19,384,000 related to acquisitions.

From inception through December 31, 2013, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$222,000
Selling commissions – unrelated party	28,000
Organization and offering expenses	2,512,000
Total expenses	$2,762,000

From the commencement of our offering through December 31, 2013, the net proceeds to us from our offering, after deducting the total expenses incurred described above, were $3.2 million.  From the commencement of the offering through December 31, 2013, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring property.

Recent Sales of Unregistered Securities

On April 4, 2012, we issued 22,222.22 shares of common stock at $9.00 per share to MVP Capital Partners, LLC, our sponsor, in exchange for $200,000.00 in cash. On April 4, 2012, we also issued 1,000 shares of our convertible stock at $1.00 per share to MVP Realty Advisors, LLC, our advisor. In each case, we relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended. Our sponsor and our advisor, by virtue of their affiliation with us, had access to information concerning our proposed operations and the terms and conditions of this investment.

No additional consideration is due upon the conversion of the convertible stock. There will be no distributions paid on shares of convertible stock. The conversion of the convertible stock into shares of common stock will decrease the percentage of our shares of common stock owned by persons purchasing shares in this offering. However, at no time will the conversion of the convertible stock into shares of common stock result in our advisor holding a majority of the outstanding shares of our common stock.

Except in limited circumstances, shares of convertible stock will not be entitled to vote on any matter, or to receive notice of, or to participate in, any meeting of our stockholders at which they are not entitled to vote. However, the affirmative vote of the holders of more than two-thirds of the outstanding shares of convertible stock, voting together as a single class, will be required (1) for any amendment, alteration or repeal of any provision of our charter that materially and adversely changes the rights of the convertible stock and (2) to effect a merger of our company into another entity, or a merger of another entity into our company, unless in each case each share of convertible stock (A) will remain outstanding without a material and adverse change to its terms and rights or (B) will be converted into or exchanged for shares of stock or other ownership interest of the surviving entity having rights identical to that of our convertible stock.

Our convertible stock will convert into shares of our common stock if:

•
we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or

•	our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement).

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

Our board of directors will oversee the conversion of the convertible stock. Further, if in the good faith judgment of our board of directors full conversion of the convertible stock would cause a holder of our stock to violate the limitations on the ownership and transfer of shares of common stock which prohibit, among other things, (1) any person or entity from owning or acquiring, directly or indirectly, more than 9.8% of the value of our then outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock or (2) any transfer of shares or other event or transaction that would result in the beneficial ownership of our outstanding shares of capital stock by fewer than 100 persons or would otherwise cause us to fail to qualify as a REIT, then our board of directors can either elect to increase or waive the ownership limit, if it would not cause us to fail to qualify as a REIT or our board of directors could determine to allow the conversion of only such number of shares of convertible stock (or fraction of a share thereof) into shares of our common stock such that no holder of our stock would violate such limitations, and the conversion of the remaining shares of convertible stock will be deferred until the earliest date after our board of directors determines that such conversion will not violate such limitations. Any such deferral will not otherwise alter the terms of the convertible stock.

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

The equity incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of the Company selected by the board of directors for participation in the equity incentive plan. Stock options granted under the equity incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the equity incentive plan will have an exercise price or base price that is not less than the fair market value of the Company’s common stock on the date of grant, and otherwise will be subject to the other terms and conditions set forth in the equity incentive plan and any specific award agreement, as applicable.

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

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2013 and the period from April 3, 2012 (inception) through December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements.

BALANCE SHEET DATA:	December 31, 2013	December 31, 2012
Total assets	$67,012,000	$6,171,000
Total liabilities	$43,164,000	$3,243,000
Total equity	$23,848,000	$2,928,000
STATEMENT OF OPERATIONS DATA:	The year ended December 31, 2013	The period from April 3, 2012 (inception) through December 31,2012
Total revenues	$2,478,000	$25,000
Total expenses	(11,110,000)	(1,166,000)
Net loss	$(8,632,000)	$(1,141,000)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities	$473,000	$(190,000)
Net cash used in investing activities	$(2,940,000)	$(3,279,000)
Net cash provided by financing activities	$3,481,000	$4,000,000

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward Looking Statements” preceding Part I.

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of December 31, 2013 the Company had sold approximately $25.5 million of its common stock, net of commissions.  Approximately $19.4 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

The Company operates as a real estate investment trust (“REIT”).  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.  As a REIT, the Company will not be subject to federal income tax on income that is distributed to stockholders.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the offering.  In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company’s investment strategy is to invest 97% all of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate)that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a shift in the Company’s investment strategy to invest predominantly in parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of its strategy to focus predominately in investments in parking and storage facilities, the Company has reached an agreement in principle with affiliated entities to exchange all of its ownership interests in non-core assets (consisting of six office buildings) for all of the affiliated entities’ ownership interests in six parking facilities and one self-storage facility. The Company anticipates that the property exchanges will be completed during the second quarter of 2014. Please see “—Proposed Property Exchanges” under this Item 7 for more information regarding the proposed property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking and self-storage facilities.  The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds from its public offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company’s board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure.  Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations.  The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and Nasdaq-listed company (“VRM I”), which is managed by Vestin Mortgage, LLC.  Michael Shustek, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM II, VRM I and Vestin Fund III (“VF III”).

Results of Operations

As of December 31, 2013, the Company has acquired, along with affiliated entities, 14 properties of which the Company’s share of the purchase price totals $61,250,000, including closing costs. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities. The first property was acquired during the fourth quarter of 2012, the second during second quarter of 2013 the next ten during the third quarter of 2013 and the final two during the fourth quarter 2013.  We expect that  income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.  The Company also funded our first investment in a real estate loan during April 2013.  In July 2013, the Company sold the entire balance of the real estate loan; VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Revenues
Interest income from investment in real estate loans	$39,000	$--
Rental revenue	2,439,000	25,000
Total revenues	$2,478,000	$25,000

Interest income from investment in real estate loan.  During April 2013 the Company acquired a loan in the amount of $2.0 million with an interest rate of 7.5%.  The interest earned on this loan was approximately $39,000.  During July 2013, the Company has sold the entire balance of the real estate loan, VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.  No gain or loss was recognized.

Rental revenue. Total rental revenue earned is from our eight consolidated properties which were acquired starting in fourth quarter 2012.

See Note I – Investment in Equity Method Investee and Investment in Cost Method Investee, and Note J – Acquisitions of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating expenses	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
General and administrative	$2,867,000	$909,000
Acquisition expenses	596,000	227,000
Acquisition expenses – related party	1,908,000	--
Operation and maintenance	702,000	18,000
Seminar	965,000	--
Offering costs	2,512,000	--
Depreciation	462,000	10,000
Total operating expenses	$10,012,000	$1,164,000

General and administrative expenses.  General and administrative expenses consisted primarily of professional fees, wages and benefits, insurance, director’s fees and office rent paid through our Advisor totaling approximately $871,000, $751,000, $289,000, $156,000, and $142,000, respectively.

Acquisition expenses.  Acquisition expenses were incurred in connection with recent and potential future acquisitions. During August 2013, the Company terminated the purchase agreement related to the acquisition of the property located at 1236 E. Airport Drive, Ontario, California and the seller retained the $50,000 non-refundable deposit.  This expense was recorded in June 2013.

Acquisition expenses – related party.  Acquisition expenses were incurred in connection with recent and potential future acquisitions.  During the year ended December 31, 2013 the Company recognized acquisition expenses for the Advisor of approximately $1.6 million. L.L. Bradford, LLC and Strategix Solutions, LLC, each of which is partially owned by our Chief Financial Officer, were paid approximately $27,000 for acquisition expenses.

Operating and maintenance expenses.  These operating and maintenance expenses consisted primarily of asset and debt management fees of approximately $213,000, property management fees of approximately $129,000 paid to third-party management companies, utilities of approximately $55,000 and payroll and related expenses of approximately $75,000.

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

Depreciation expense.  Depreciation expense consisted of approximately $440,000 related to our acquired property and approximately $22,000 related to our fixed assets.

Other income and expense	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Interest expense	$(1,038,000)	$(2,000)
Income from investment in equity method investee	8,000	--
Loan fees	(68,000)	--
Total other income and expense	$(1,098,000)	$(2,000)

Interest expense.  Interest expense increased due to the assumption of debt through acquisitions during the year ended December 31, 2013, a promissory note to Now Fund II, LP, a company wholly owned by Michael Shustek, the Company’s President and Chief Executive Officer and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

See Note L – Notes Payable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K

Income from investment in equity method investee.  During the third quarter the Company acquired a 32% interest in a parking facility in Ft. Lauderdale, FL.

See Note I – Investment in Equity Method Investee and Investment in Cost Method Investee of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K

Loan fees.  During the year ended December 31, 2013, the Company expensed approximately $68,000 of capitalized loan fees related to the promissory notes issued by Cedar Park and Red Mountain.

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Net loss	$(8,632,000)	$(1,141,000)
Net loss attributable to non-controlling interest – related party	45,000	--
Net loss attributable to common stock holders	$(8,587,000)	$(1,141,000)

Net loss.  Our operating loss is primarily related to costs associated with the current offering of our common stock and costs related to the due diligence and acquisition of properties. Additionally, revenue is being generated on our 14 real estate investments, the majority of which were acquired in third quarter 2013.  During the year ended December 31, 2013 approximately $45,000 of the loss related to properties acquired during the third quarter 2013 was attributable to related parties which hold a non-controlling interest in the Company’s acquired properties.

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

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

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

Our calculation of FFO and MFFO is presented in the following table for the year ended December 31, 2013.

Net Loss	$(8,632,000)
Subtract:
Deferred rental assets	(118,000)
Add:
Depreciation and amortization of real estate assets	462,000
FFO	(8,288,000)
Add:
Acquisition fees and expenses to non-affiliates	596,000
Acquisition fees and expenses to affiliates	1,908,000
MFFO	$(5,784,000)

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

Net cash provided by operating activities for the year ended December 31, 2013 was $473,000.  Net cash used in financing activities for the year ended December 31, 2013 was $2,940,000 consisting of an investment in equity method investee of $1,090,000, investment in cost method investee of $509,000, investment in real estate of $1,268,000, purchase of fixed assets of $4,000, and building improvements of $69,000. The cash generated from financing activities of $3,481,000 is expected to be used to pay liabilities or to make additional investments.

As of December 31, 2013, the Company has eight promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

The Company will experience a relative increase in liquidity if and when additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. The Company does not anticipate establishing a general working capital reserve during the initial stages of the offering; however, we may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The Company is currently focused on expanding its capital resources by raising additional funds in its initial public offering.  The Company has worked over the last several months to expand the number of selling agreements it has with unaffiliated broker-dealers.  The Company believes that selling through such unaffiliated broker-dealers may increase the sale of its shares in the public offering, as compared to the direct selling efforts previously employed by the Company  through its affiliated broker-dealer, MVP AS. The  Company anticipates entering into additional selling agreements with  additional unaffiliated  broker dealers for the sale of  its common stock.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the year ended December 31, 2013 and for the period from April 3, 2012 (inception) through December 31, 2012.

	For the year ended December 31, 2013	For the Period from April 3, 2012 (inception) through December 31, 2012
Selling Commissions – related party	$152,000	$67,000
Selling Commissions – unrelated party	28,000	--
Acquisition Fees – unrelated party	596,000	41,000
Acquisition Fees – related party	1,908,000	186,000
Asset Management Fees	209,000	1,000
Debt Financing Fees	4,000	--
Property Management Fees	129,000	--
Total	$3,026,000	$2,398,000

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

For the twelve months ended December 31, 2013, we had paid approximately $589,000 in distributions to our stockholders, all of which have constituted a return of capital.  Our total distributions paid for the quarterly periods from January 1, 2013 through December 31, 2013, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRP, are detailed below.

	Quarter Ended
	03/31/13	06/30/13	09/30/13	12/31/13

Distributions paid in cash	$57,000	$59,000	$131,000	$342,000
Distributions reinvested in DRP:	8,000	12,000	20,000	35,000
Total distributions:	65,000	71,000	151,000	377,000
Sources of distributions:
Proceeds from issuance of common stock	$57,000	$59,000	$131,000	$342,000
Cash flows provided by operations	--	--	--	--
Proceeds from borrowings	--	--	--	--
Total sources:	57,000	59,000	131,000	342,000
Cash flows provided by (used in) operations (GAAP basis)	$67,000	$(403,000)	$528,000	$(55,000)
Number of shares of common stock issued pursuant to DRP	952	1,403	2,248	4,008

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

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the years ended December 31, 2013 and 2012 were approximately zero.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2013.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of December 31, 2013, such costs totaled approximately $0.5 million. As we effectively commenced operations on January 1, 2013, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$40,804,000	$1,839,000	$19,882,000	$11,961,000	$7,122,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$40,804,000	$1,839,000	$19,882,000	$11,961,000	$7,122,000

Subsequent Events

Status of Offering

The Company commenced the initial public offering of up to $550,000,000 in shares of common stock on September 25, 2012. As of March 31, 2014, the Company has accepted investors’ subscriptions for, and issued, 3,175,127 shares of common stock, including shares issued pursuant to the distribution reinvestment plan.  The Company received cash proceeds of approximately $8,538,000 and issued shares valued at $19,384,000 for contributed properties.

Proposed Property Exchanges

In March 2014, the Company’s board of directors approved a shift in the Company’s investment strategy to invest predominantly in parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of its strategy to focus predominately in investments in parking and storage facilities, the Company has reached an agreement in principle with affiliated entities to exchange all of its ownership interests in non-core assets (consisting of six office buildings) for all of the affiliated entities’ ownership interests in six parking facilities and one self-storage facility.

Under the terms of the proposed transaction, VRM I and VRM II will transfer to MVP all of their respective ownership interests in the following properties: the Ft. Lauderdale, Memphis Court, Memphis Poplar, Kansas City and St. Louis Parking Facilities and the Red Mountain Storage Facility (the “Transferred Properties”). The Company will assume all indebtedness incurred by VRM I and VRM II in connection with their acquisition of interests in the Transferred Properties. In addition, pursuant to its agreement with VRM I and VRM II, the Company will pay to VRM I and VRM II an amount equal to their respective investments in the Transferred Properties plus a 7.5% annual cumulative return less any distributions received by VRM I and VRM II (the “Contractual Return”).

Under the terms of the proposed transaction, VRM I and VRM II will receive from the Company its entire interest in four office buildings located at 8860 West Sunset Road, Las Vegas, Nevada (“Wolfpack”), 8905 Post Road, Las Vegas, Nevada (“SE Properties”), 8925 Post Road, Las Vegas, Nevada (“Devonshire”) and 8945 Post Road, Las Vegas, Nevada (“ExecuSuites”) (collectively, the “Acquired Properties”).  VRM I and VRM II will assume their respective pro rata share of the indebtedness incurred by the Company in connection with its acquisition of the Acquired Properties.

For purposes of the proposed transactions, the value of the properties to be exchanged is based upon their purchase price as all of the real estate assets were acquired during the previous nine months. The aggregate purchase price for VRM I’s and VRM II’s interests in the Transferred Properties is approximately $14 million and the related indebtedness is approximately $5 million, resulting in a net value for purposes of the exchange of approximately $9 million.  In addition, the Company is obligated to pay VRM I and VRM II, in the aggregate, approximately $500,000 as their Contractual Return on the Transferred Properties.  The aggregate purchase price for the interests in the Acquired Properties to be transferred to VRM I and VRM II is approximately $25 million and the related indebtedness is approximately $14 million, resulting in a net value for purposes of the exchange of approximately $11 million.  In light of the difference between the net value to be received by VRM I and VRM II and the net value transferred by VRM I and VRM II, VRM I and VRM II will pay the Company, in the aggregate, approximately $1.4 million. The proposed transaction is expected to close in the second quarter of 2014.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of the Company’s real estate investment portfolio and operations. One of the Company’s interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, the Company may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps. The Company has and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the Company’s interest rate risk on a related financial instrument. The Company will not enter into derivative or interest rate transactions for speculative purposes. The Company is exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, if the Company is  not able to replace these swaps, the Company would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.  At December 31, 2013, the Company had fixed rate debt of $40.8 million.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

As of December 31, 2013 and 2012, our debt consisted of approximately $40.8 million and $0.2 million, respectively, in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on our outstanding debt as of December 31, 2013:

	Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$939,000	$14,960,000	$692,000	$4,229,000	$9,122,000	$9,738,000	$39,680,000	$41,108,000
Average interest rate	6.31%	6.61%	6.14%	6.85%	6.38%	5.56%	--	--

ITEM 8.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheet of MVP REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVP REIT, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 20, 2014

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

/s/ JLK Rosenberger, LLP

Irvine, California
April 1, 2013

MVP REIT, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2013	December 31, 2012
Cash	$1,545,000	$531,000
Accounts receivable	46,000	3,000
Prepaid expenses	277,000	216,000
Deferred rent - assets	118,000	--
Investment in equity method investee	1,098,000	--
Investments in cost method investee	509,000	--
Investments in real estate and fixed assets
Land and improvements	15,894,000	819,000
Buildings and improvements	47,754,000	2,460,000
Fixed assets	88,000	84,000
	63,736,000	3,363,000
Accumulated depreciation	(472,000)	(10,000)
Total investments in real estate and fixed assets, net	63,264,000	3,353,000
Capitalized loan fees	66,000	--
Other assets	89,000	--
Deferred offering costs	--	2,068,000
Total assets	$67,012,000	$6,171,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$484,000	$81,000
Due to related parties	1,776,000	3,008,000
Contingent acquisition payable	100,000	--
Notes payable – related party	900,000	--
Notes payable	39,904,000	154,000
Total liabilities	43,164,000	3,243,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of December 31, 2013 and 2012	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 2,909,819 issued and outstanding as of December 31, 2013 and, 468,370 issued and outstanding as of December 31, 2012	3,000	--
Additional paid-in capital	32,386,000	4,069,000
Accumulated deficit	(9,728,000)	(1,141,000)
Total stockholders’ equity before non-controlling interest- related party	22,661,000	2,928,000
Non-controlling interest- related party	1,187,000	--
Total stockholders’ equity	23,848,000	2,928,000
Total liabilities and stockholders’ equity	$67,012,000	$6,171,000

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Revenues
Interest income from investment in real estate loans	$39,000	$--
Rental revenue	2,439,000	25,000
Total revenues	2,478,000	25,000

Operating expenses
General and administrative	2,867,000	909,000
Acquisition expenses	596,000	227,000
Acquisition expenses – related party	1,908,000	--
Operation and maintenance	702,000	18,000
Seminar	965,000	--
Offering costs	2,512,000	--
Depreciation	462,000	10,000
Total operating expenses	10,012,000	1,164,000

Loss from operations	(7,534,000)	(1,139,000)

Other income and expense
Interest expense	(1,038,000)	(2,000)
Income from investment in equity method investee	8,000	--
Loan fees	(68,000)	--
Total other income and expense	(1,098,000)	(2,000)

Provision for income taxes	--	--

Net loss	(8,632,000)	(1,141,000)
Net loss attributable to non-controlling interest – related party	(45,000)	--
Net loss attributable to common stockholders	$(8,587,000)	$(1,141,000)

Basic loss per weighted average common share	$(8.24)	$(16.36)
Distributions declared per common share(1)	$0.64	$--
Weighted average common shares outstanding, basic	1,041,559	69,750

(1)	Distributions declared per common share have been a return of capital to stockholders

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, April 3, 2012(inception)	--	$--	--	$--	$--	$--	$--	$--

Issuance of common stock			468,370		4,166,000			4,166,000

Offering costs					(98,000)			(98,000)

Issuance of convertible stock	1,000				1,000			1,000

Net loss						(1,141,000)		(1,141,000)

Balance, December 31, 2012	1,000	$--	468,370	$--	$4,069,000	$(1,141,000)	$--	$2,928,000

Issuance of common stock - purchase			219,665	1,000	1,942,000			1,943,000

Issuance of common stock - acquisition			2,206,141	2,000	19,382,000			19,384,000

Stock based compensation			7,032		63,000			63,000

Distributions - DRIP			8,611					--

Distributions - cash					(589,000)	-		(589,000)

Contribution from Advisor related to reduction of due to related parties					7,519,000			7,519,000

Non-controlling interest – related party							1,232,000	1,232,000

Net loss						(8,587,000)	(45,000)	(8,632,000)

Balance, December 31, 2013	1,000	$--	2,909,819	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Cash flows from operating activities:
Net loss	$(8,632,000)	$(1,141,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	462,000	10,000
Amortization of offering costs	2,068,000	--
Stock based compensation	63,000	--
Loss from investment in equity method investee	(8,000)	--
Change in operating assets and liabilities:
Accounts receivable	(43,000)	(3,000)
Prepaid expenses	146,000	(11,000)
Deferred rent - assets	(118,000)	--
Other assets	(89,000)	--
Capitalized loan fees	(66,000)	--
Due to related parties	6,287,000	907,000
Accounts payable and accrued liabilities	403,000	48,000
Net cash provided by (used in) operating activities	473,000	(190,000)

Cash flows from investing activities:
Investment in equity method investee	(1,090,000)	--
Investment in cost method investee	(509,000)	--
Investment in real estate	(1,268,000)	(3,279,000)
Acquisition of fixed assets	(4,000)	--
Building improvements	(69,000)	--
Net cash used in investing activities	(2,940,000)	(3,279,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,943,000	4,166,000
Proceeds from issuance of convertible stock	--	1,000
Reimbursement of deferred offering costs – related party	--	(100,000)
Proceeds from promissory note	1,750,000	--
Proceeds from promissory note - related party	900,000	--
Payments of offering costs – related party	--	(67,000)
Payments on notes payable	(523,000)	--
Stockholders’ distributions	(589,000)	--
Net cash provided by financing activities	3,481,000	4,000,000

NET CHANGE IN CASH	1,014,000	531,000

Cash and cash equivalents, beginning of period	531,000	--

Cash and cash equivalents, end of period	$1,545,000	$531,000

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	For the Year ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012

Supplemental disclosures of cash flows information:
Interest expense	$1,038,000	$2,000

Non-cash investing and financing activities:
Offering costs paid by related party	$--	$1,968,000
Offering costs reclassified to equity	$--	$31,000
Distributions - DRIP	$75,000	$--
Note payable relating to prepaid D&O Insurance	$--	$218,000
Down payment on prepaid D&O insurance paid by related party	$--	$55,000
Fixed assets acquired included in amount due to related party	$--	$84,000
Deferred offering costs recognized in accrued liabilities	$--	$33,000
Capitalized loan fees related to promissory note	$71,000	$--
Reduction of debt by Advisor and related party recognized as a contribution	$7,519,000	$--
Principal payments on note payable paid by related party	$--	$64,000
Acquisitions of properties with common stock and assumed debt:
Land and improvements acquired	$13,775,000	$--
Building and improvements acquired	$41,325,000	$--
Debt assumed in acquisitions	$(35,615,000)	$--
Contingent acquisition liability assumed in acquisition	$(100,000)	$--

The accompanying notes are an integral part of this consolidated statement.

MVP REIT, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of December 31, 2013 the Company had sold approximately $25.5 million of its common stock, net of commissions.  Of this amount, approximately $19.4 million were issued in consideration of the contribution of commercial properties to the Company, including  Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

The Company operates as a real estate investment trust (“REIT”).  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.

The Company has entered into selling agreements with third party broker dealers to sell shares of the Company's common stock to its clients.  The Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

The Company’s investment strategy is to invest 97% all of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a shift in the Company’s investment strategy to invest predominantly in parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of its strategy to focus predominately in investments in parking and storage facilities, the Company has reached an agreement in principle with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The Company anticipates that the property exchanges will be completed during the second quarter of 2014. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking and self-storage facilities.

The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds from its public offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

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

As of December 31, 2013, the Company has paid approximately $589,000 in distributions to the Company’s stockholders, all of which have constituted a return of capital.

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II) owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and Nasdaq-listed company (“VRM I”).  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM II, VRM I and Vestin Fund III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

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

Capitalization

As of December 31, 2013 the Company had 2,909,819 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

Upon formation, the Company sold 22,222 shares of common stock to the Sponsor for $200,000.  In addition, the Company issued 1,000 shares of Convertible Stock to the Advisor, for which the Advisor contributed $1,000.  In the event of a termination or non-renewal of the Advisory Agreement for cause, the Convertible Stock will be redeemed by the Company for $1.00 per share. On December 20, 2013, our advisor executed and delivered an irrevocable waiver (the “Waiver”) in our favor, pursuant to which our advisor irrevocably waived its rights under our advisory agreement and our existing charter to convert its shares of our convertible stock into our common stock if and when we list our common stock for trading on a national securities exchange. As a result, the 1,000 shares of our convertible stock issued to our advisor will convert to shares of common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion only if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, or (B) we terminate or fail to renew the advisory agreement (other than for “cause” as defined in our advisory agreement). A listing of our common stock for trading on a national securities exchange alone will not trigger conversion.

As of December 31, 2013 the Company had sold approximately $25.5 million of its common stock, net of commissions.  Approximately $19.4 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  8,611 common shares have been issued under the DRIP during the year ended December 31, 2013.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At December 31, 2013, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; Wolfpack Properties, LLC; Building C, LLC; Building A, LLC; Devonshire, LLC, MVP MS Red Mountain 2013, LLC, SE Properties, LLC and ExecuSuites, LLC.  All intercompany profits, balances and transactions are eliminated in consolidation.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses are included in other income in the accompanying Consolidated Statements of Operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the year ended December 31, 2013, the Company expensed approximately $1.8 million related party and $0.8 million non-related party of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the year ended December 31, 2013, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of December 31, 2013 and 2012 the Company had approximately $0.8 million and approximately $0.2 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  Advertising expense for the year ended December 31, 2013 amounted to approximately $115,000.

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

Stock-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note G — Stock-Based Compensation).

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the year ended December 31, 2013.

On December 20, 2013, our advisor executed and delivered an irrevocable waiver (the “Waiver”) in our favor, pursuant to which our advisor irrevocably waived its rights under our advisory agreement and our existing charter to convert its shares of our convertible stock into our common stock if and when we list our common stock for trading on a national securities exchange. As a result, the 1,000 shares of our convertible stock issued to our advisor will convert to shares of common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion only if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital, or (B) we terminate or fail to renew the advisory agreement (other than for “cause” as defined in our advisory agreement). A listing of our common stock for trading on a national securities exchange alone will not trigger conversion.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2013, the Company only operates in the investment in real property segment.

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

Note D — Investments in Real Estate Loans

As of December 31, 2013, the Company had no investments in real estate loans. During July 2013, VRM II repurchased $1.0 million of the Company’s only investment in real estate loans, and a third-party investor purchased the remaining $1.0 million of the loan. The loan, which was due in February 2014 and secured by real estate located in Nevada, provided for interest only payments at a rate of 7.5% with a “balloon” payment of principal payable at maturity.  In the future, the Company may invest in additional real estate loans, which may require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.

Note E — Related Party Transactions and Arrangements

Accounting services

During the year ended December 31, 2013, L.L. Bradford & Company, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fees of approximately $63,000 for accounting services.

During the year ended December 31, 2013, Accounting Solutions, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fee of approximately $19,000 for accounting services.

During May 2013, the Company entered into an agreement with Strategix Solutions, LLC, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, to provide certain accounting services.  During the year ended December 31, 2013, Strategix Solutions, LLC received fees of approximately $34,000.

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

Loan from Affiliate

During September 2013, the Company issued a promissory note with Now Fund II, LP, a limited partnership wholly owned by Michael Shustek, for $0.9 million.  This note bears an annual interest rate of 7.5%, and is payable in monthly interest payments of approximately $5,600, with the unpaid principal balance due at maturity in March 2014.  During January 2014, this loan was paid in full.

Ownership of Company Stock

As of December 31, 2013, the Sponsor owned 22,222 shares of the Company’s outstanding common stock (not including additional shares received in DRIP program), VRM I owned 60,810 shares of the Company’s outstanding common stock, VF III owned 61,714 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the “Sponsor”), contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company’s operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable. During the third and fourth quarter, VRM II provided additional advances to the Advisor of $1.5 and $1.1 million, respectively.  As of December 31, 2013, VRM II had notes receivable from the Advisor of approximately $6.1 million, which amount has been fully allowed for.   The Advisor’s ability to repay the sums due VRM II will likely depend upon the success of the Company’s public offering and its ability to successfully deploy the offering proceeds.

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.

Pursuant to the transfer agreements entered into in December 2013, neither VRM I nor VRM II paid any up-front consideration for the acquired interests, but each will be responsible for its proportionate share of future expenses of the Advisor. In recognition of the Sponsor’s substantial investment in the Advisor for which the Sponsor received no up-front consideration, the transfer agreements and the amended operating agreement of the Advisor further provide that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf (“Capital Investment”), and once they have received an annualized return on their Capital Investment of 7.5%, then the Sponsor will receive one-third of the net profits of the Advisor.

Fees and Expenses Paid to the Advisor

The Advisor, an entity owned by VRM I and VRM II, and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2013, the Company had payables to the Advisor related to management fees, funding offering costs and operating expenses paid by the Advisor of approximately $0.5 million. During June 2013, the Advisor reduced this balance by approximately $4.5 million which was recognized as a contribution of equity. This contribution fully reduced all of the amounts payable related to the offering costs and reduced the amount payable for reimbursable operating expenses. This reduction was not made in exchange for the issuance of common stock.  As of December 31, 2013, the Company had a balance of approximately $1.9 million payable to the Advisor.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC (“Selling Agent”), an entity owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds it sells in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the year ended December 31, 2013, the Company had paid selling commissions to the Selling Agent of $152,000.  Additionally, the Advisor pays up to an additional 5.25% of offering proceeds for third party broker dealer commissions and due diligence expenses.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead.  On November 1, 2013, the Advisor has forgiven all reimbursable expenses.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. As of December 31, 2013, the Company has a balance owed to the Advisor for these expenses; however they have not been paid to the Advisor.  Accordingly the Advisor has no reimbursement amount owed to the Company. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify the reimbursements do not exceed the amounts discussed above or will receive reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the year ended December 31, 2013 approximately $1.6 million, in acquisition fees were earned, all of which were recognized as a due to related party as of December 31, 2013.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the year ended December 31, 2013 were approximately $209,000 and were recognized as a due to related party as of December 31, 2013.

The Advisor or its affiliates receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fee for the year ended December 31, 2013 were approximately $4,000 and were recognized as a due to related party as of December 31, 2013.

The Advisor also irrevocably waived its rights to receive a property management fee with respect to any real property owned that are subject to triple net leases. The advisory agreement currently provides for payment to our advisor of a monthly market-based fee for property management services of up to 6.00% of the gross revenues generated by our properties. As a result of this waiver, no property management fee will be paid on any real property owned that are subject to triple net leases pursuant to which the tenants pay all or a majority of all real estate taxes, building insurance, and maintenance expenses.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the year ended December 31, 2013.

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

Note G — Stock-Based Compensation

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

Note H – Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Note J — Investment in Real Estate and Acquisitions

On December 14, 2012, the Company acquired a 376-unit, 52,000-square-foot self-storage facility in the Austin suburb of Cedar Park, Texas (“Cedar Park”).  Cedar Park was built during 2006, the storage facility is comprised of 12 buildings on 4 acres. The property recognizes rental income through month to month rental agreements for the use of the self-storage facility. The purchase price of $3.3 million was funded from our public offering of common stock. As of December 31, 2013, the occupancy was 82.2%.

On June 14, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“Wolfpack”) for $6.5 million.  Located at 8860 W. Sunset Road, the two-story, single-tenant building was built in 2008 and is fully occupied by a national short-term lender, which uses the property as its national headquarters. The property has approximately 10 years remaining on its triple net lease, under which the tenant is responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,967,000 in existing debt and the transfer of 285,744 shares of the Company’s common stock to the seller totaling approximately $2,533,000.  This property was acquired from SERE, LLC (“SERE”), whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.

On July 31, 2013, the Company acquired a 47,500-square-foot office building in Las Vegas, Nevada (“Building C”) for $15.0 million.  Located at 8930 W. Sunset Road, the three-story, multi-tenant building was built in 2008 and is 90% occupied by a mix of medical and professional tenants. The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $10,842,000 in existing debt and the transfer of 473,805 shares of the Company’s common stock to the seller totaling approximately $4,158,000. This property was acquired from SERE.

On August 30, 2013, the Company acquired a 47,500-square-foot office building in Las Vegas, Nevada (“Building A”) for $15.0 million.  Located at 8880 W. Sunset Road, the three-story, multi-tenant building was built in 2008 and is 100% occupied by a mix of medical and professional tenants, including the corporate headquarters for MVP REIT which occupies 4,190 square feet. . The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $10,197,000 in existing debt and the transfer of 547,368 shares of the Company’s common stock to the seller totaling approximately $4,803,000.  This property was acquired from SERE.

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

On September 16, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“Devonshire”) for $6.4 million.  Located at 8925 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 100% occupied by professional tenants. The property has 4 to 9 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,942,000 in existing debt and the transfer of 280,095 shares of the Company’s common stock to the seller totaling approximately $2,458,000.  This property was acquired from SERE.

On October 19, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“SE Properties”) for $6.1 million.  Located at 8905 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 91.08% occupied by professional tenants. The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,502,000 in existing debt and the transfer of 296,106 shares of the Company’s common stock to the seller totaling approximately $2,598,000. This property was acquired from SERE.

On November 26, 2013, the Company acquired a 22,000-square-foot office building in Las Vegas, Nevada (“ExecuSuites”) for $6.1 million.  Located at 8945 W. Post Road, the two-story, multi-tenant building was built in 2008 and is 89% occupied by professional tenants. The property has 5 to 10 years remaining on triple net leases, under which the tenants are responsible for the majority of the costs associated with maintaining the building.  The Company financed the acquisition through the assumption of approximately $3,165,000 in existing debt and the transfer of 323,024 shares of the Company’s common stock to the seller totaling approximately $2,835,000. Additionally, we recognized a contingent liability of $100,000 which will be payable in 11,396 shares of our common stock upon the building reaching certain occupancy thresholds. As of the date of this report, the thresholds have been met. This property was acquired from SERE.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2013 acquisitions:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable	Contingent Acquisition Payable	Total liabilities assumed	Net assets and liabilities acquired
Wolfpack	$1,625,000	$4,875,000	$6,500,000	$3,967,000	$--	$3,967,000	$2,533,000
Building C	3,750,000	11,250,000	15,000,000	10,842,000	--	10,842,000	4,158,000
Building A	3,750,000	11,250,000	15,000,000	10,197,000	--	10,197,000	4,803,000
Red Mountain	1,300,000	3,900,000	5,200,000	2,700,000	--	2,700,000	2,500,000
Devonshire	1,600,000	4,800,000	6,400,000	3,942,000	--	3,942,000	2,458,000
SE Properties	1,525,000	4,575,000	6,100,000	3,502,000	--	3,502,000	2,598,000
ExecuSuites	1,525,000	4,575,000	6,100,000	3,165,000	100,000	3,265,000	2,835,000
	$15,075,000	$45,225,000	$60,300,000	$38,315,000	$100,000	$38,415,000	$21,885,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the year ended December 31, 2013 and for the period from April 3, 2012 (inception) through December 31, 2012 and assumes that the acquisition of Wolfpack, Building C, Building A, Red Mountain, Devonshire, SE Properties and ExecuSuites were completed as of April 3, 2012 (inception of the Company).

	For the year ended December 31, 2013	The period from April 3, 2012 (inception) through December 31, 2012

Revenues from continuing operations	$5,327,000	$2,438,000
Net loss available to common stockholders(1)	$(6,589,000)	$(956,000)
Net loss available to common stockholders per share – basic(1)	$(6.33)	$(13.71)
Net loss available to common stockholders per share – diluted(1)(2)	$(6.33)	$(13.71)

(1)The pro forma results for the year ended December 31, 2013 were adjusted to exclude acquisition expenses of approximately $1,708,000 incurred in 2013 for the acquisitions.
(2) The pro forma results include assumptions the acquisition was funded by a pro forma issuance of our common stock. The pro forma results assume issuances of the common stock were issued during April 2012.

NOTE K — Fair Value

As of December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  The Company had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2013 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/13	Carrying Value on Balance Sheet at 12/31/13

Assets Investment in equity method investee	$--	$--	$1,098,000	$1,098,000	$1,098,000
Investments in cost method investee	$--	$--	$509,000	$509,000	$509,000

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

Cedar Park incurred approximately $71,000 in fees associated with the new promissory note.  Total unamortized loan fees as of December 31, 2013 totaled approximately $47,000.  The Company is amortizing capitalized loan fees over the life of the debt agreement which commenced on April 1, 2013.

During June 2013, through the acquisition of Wolfpack, LLC, the Company assumed the liability on a loan with a balance of approximately $4.0 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 7.0%, and is payable in monthly installment payments of principal and interest totaling approximately $30,000, with a lump sum payment of approximately $3.7 million due at maturity in July 2016.

During July 2013, through the acquisition of Building C, the Company assumed the liability on a loan with a balance of approximately $10.8 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 6.5%, and is payable in monthly installment payments of principal and interest totaling approximately $77,000, with a lump sum payment of approximately $10.3 million due at maturity in December 2015.

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

During September 2013, through the acquisition of Red Mountain, the Company financed a 7-year term loan amortized over 25 years with a balance of approximately $2.7 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 4.35%, and is payable in monthly installment payments of principal and interest totaling approximately $15,000.

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

During October 2013, through the acquisition of SE Properties, the Company assumed the liability on a loan with a balance of approximately $3.5 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 6.625%, and is payable in monthly installment payments of principal and interest totaling approximately $25,000.

During November 2013, through the acquisition of ExecuSuites, the Company assumed the liability on a loan with a balance of approximately $3.2 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 5.875%, and is payable in monthly installment payments of principal and interest totaling approximately $21,000.

During September 2013, the Company issued a promissory note with Now Fund II, LP, a company wholly owned by Michael Shustek, for $0.9 million.  This note bears an annual interest rate of 7.5%, and is payable in monthly interest payments of approximately $5,600, with the unpaid principal balance due at maturity in March 2014.  Loan was paid in full during January 2014.

In October 2013, the Company financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.85%.  The agreement required a down payment of approximately $68,000 and nine monthly payments of approximately $23,000.

Note M — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On January 14, 2014, the Company, VRM I and VRM II sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in an insignificant loss.

During January 2014, we, VRM I and VRM II issued a promissory note with Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, and is payable in monthly principle and interest payments of approximately $25,000.

During the year ended December 31, 2013, the Company participated with VRTA and VRTB in the acquisition of six parking facilities and a storage facility. Pursuant to these acquisitions, the Company has the right to purchase VRTA and VRTB’s interest in these facilities equal to VRTA and VRTA’s capital contribution plus a 7.5% annual cumulative return less any distributions received by VRTA and VRTB (“Purchase Right”) (For additional details, see NOTE J “Investment in Real Estate and Acquisitions”). On March 20, 2014, the Board of Directors of the Company, along with the Board of Directors for VRTA and VRTB approved a transaction whereby the Company will exercise the Purchase Right to acquire VRTA and VRTB’s interest in the five parking facilities, net of the assumed debt secured by the real estate (see Subsequent Events describing the sale of one parking facility) and VRTB’s interest in the storage facility, net of the assumed debt secured by the real estate, in exchange VRTA and VRTB will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, The Company will hold 100% interest in the five parking facilities and storage facility. VRTA and VRTB will hold 100% interest in the four office properties. As of the date of this report, the transaction has not been completed and certain amounts are being finalized however we expect this transaction to close during April 2014.

On March 26, 2014, the Board of Directors of the Company approved the sale of 46% interest in Building C, LLC to VRM II for $3.0 million.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
		Initial Cost					Gross Amounts at Which carried at Close of Period
Description	ST	Encumbrance	Land	Buildings and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Rentable Square Feet
Cedar Park	TX	--	$819,000	$2,460,000	$3,279,000	$6,000	$819,000	$2,466,000	$3,285,000	$66,000	2012	52,000
Wolfpack	NV	--	$1,625,000	$4,875,000	$6,500,000	$--	$1,625,000	$4,875,000	$6,500,000	$68,000	2013	22,000
Building C	NV	--	$3,750,000	$11,250,000	$15,000,000	$63,000	$3,750,000	$11,313,000	$15,063,000	$120,000	2013	47,500
Building A	NV	--	$3,750,000	$11,250,000	$15,000,000	$--	$3,750,000	$11,250,000	$15,000,000	$96,000	2013	47,500
Devonshire	NV	--	$1,600,000	$4,800,000	$6,400,000	$--	$1,600,000	$4,800,000	$6,400,000	$36,000	2013	22,000
Red Mountain	NV	--	$1,300,000	$3,900,000	$5,200,000	$--	$1,300,000	$3,900,000	$5,200,000	$29,000	2013	111,913
SE Properties	NV	--	$1,525,000	$4,575,000	$6,100,000	$--	$1,525,000	$4,575,000	$6,100,000	$22,000	2013	22,000
ExecuSuites	NV	--	$1,525,000	$4,575,000	$6,100,000	$--	$1,525,000	$4,575,000	$6,100,000	$13,000	2013	22,000
Total			$15,894,000	$47,685,000	$63,579,000	$69,000	$15,894,000	$47,748,000	$63,648,000	$450,000

(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

The aggregate gross cost of property included above for federal income tax purposes approximated $63.6 million as of December 31, 2013.

The following table reconciles the historical cost of total real estate held for investment from April 3, 2012 (inception) through December 31, 2012 and for the year ended December 31, 2013:
	2012	2013
Total real estate held for investment, inception (prior)	$--	$3,279,000
Additions during period:		63,000
Acquisitions	3,279,000	60,300,000
Total real estate held for investment, end of year	$3,279,000	$63,648,000

The following table reconciles the accumulated depreciation for real estate for the period from April 3, 2012 (inception) through December 31, 2012 and for the year ended December 31, 2013:
	2012	2013
Accumulated depreciation, inception (prior)	$--	$3,000
Additions during period:
Depreciation of real estate	3,000	447,000
Accumulated depreciation, end of year	$3,000	$450,000

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2013.

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

Directors and Executive Officers

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as our directors and executive officers as of March 31, 2014:

Name	Age	Title

Fredrick J. Leavitt	42	Director
Michael V. Shustek	55	President, Chief Executive Officer and Director
Robert J. Aalberts(1)	62	Independent Director
Nicholas Nilsen(1)	76	Independent Director
Dustin Lewis	39	Chief Financial Officer
John E. Dawson(1)	55	Independent Director
Daryl C. Idler, Jr.	69	Independent Director

(1)           Member of the audit committee.

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (our advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	55	President and Chief Executive Officer
Dustin Lewis	39	Chief Financial Officer

Directors, Executive Officers and certain significant employees of MVP Realty Advisors.

Michael V. Shustek has been President and Chief Executive Officer and a director of the Company since its inception.  He is also  Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of Vestin Realty Mortgage II, Inc., and Vestin Realty Mortgage I, Inc. since January 2006. In July 2012, Mr. Shustek became a principal of MVP AS.  During January 2013, Mr. Shustek became the sole owner of MVP AS. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

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

In the Order, the SEC found that the Respondents violated Section 17(a)(2) and (a)(3) of the Securities Act of 1933, as amended, through the use of certain slide presentations in connection with the sale of units in Fund III and in VRM II’s predecessor, Vestin Fund II, LLC (“Fund II”). The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and the implementation of undertakings with respect to future sales of securities. In addition, Mr. Shustek agreed to a suspension from association with any broker or dealer for a period of six months, which expired in March 2007. Mr. Shustek has since become licensed as an associated person and principal of MVP AS. In light of the SEC Order, certain states required heightened supervisory arrangements for Mr. Shustek as a condition of such licensing.

Mr. Shustek continues to serve as Chairman of the Board of Directors, Chief Executive Officer and director of Vestin Group, Inc., and as Chief Executive Officer and director of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. Accordingly, it is expected that Mr. Shustek will have less than 57% percent of his time available to commit to us while serving as a director and our Chief Executive Officer.

Dustin Lewis has served as our Chief Financial Officer since March 2014.  He is a certified public accountant in the State of Nevada and has been a member of the accounting firm, L.L. Bradford since 1996.   L.L. Bradford provides various non-audit accounting services for MVP REIT, Inc. and certain of its affiliates, including Vestin Realty Mortgage II which is a shareholder of our manager. At L.L. Bradford, Mr. Lewis has been the partner in charge of attestation services for publicly listed companies as well as closely held entities. Mr. Lewis also provides various consulting and advisory services to public and privately held companies with annual revenues from start up to approximately $500 million. Additionally, Mr. Lewis is experienced in the areas of financial projections, restructure of debt, preparation of budgets, accounting systems design and implementation, fraud detection and prevention analysis, cost evaluation and cutting, due diligence work and other management services. From 2006 through 2008, Mr. Lewis was the Chief Financial Officer of the largest taxicab and transportation company located in Las Vegas, Nevada with annual revenues of approximately $100 million. Mr. Lewis has lived in Las Vegas, Nevada since 1980 and received his Bachelor of Science in Accounting locally from the University of Nevada, Las Vegas.

Fredrick J. Leavitt has been a director of the Company since its inception.  He was a director for Vestin Group, Inc., from November 2004 to December 2005. He has been a member of the Vestin Realty Mortgage II, Inc., board of directors since January 2006 and was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008 and during 2014, he was reappointed to VRM I's Board.  He is currently the Chairman of both the Audit Committee and Special Committee of Vestin Realty Mortgage II, Inc., while also sitting on its Compensation Committee and Nominating Committee. Since August of 1993 Mr. Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Leavitt sits on various audit committees involving the utility industry. Mr. Leavitt is a CPA and a graduate of University of Nevada Las Vegas.

Independent Directors of MVP REIT, Inc.

No changes in the personnel or policies of the Advisor are expected as a result of the change in ownership. Our board, however, has determined that Fredrick J. Leavitt, who remains as a director of VRM I and VRM II, is no longer deemed an independent director as defined under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”) in light of the change in ownership of the Advisor. Robert J. Aalberts, John E. Dawson and Daryl Idler, Jr., each of whom has resigned from the VRM I board and/or the VRM II board, continue to remain as independent directors as defined under the NASAA REIT Guidelines.

Robert J. Aalberts has been a director of the Company since its inception, and was a director of Vestin Group, Inc., from April 1999 to December 2005. He was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008 and for Vestin Realty Mortgage II, Inc. from January 2006 until he resigned in November 2013.  Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law (7th Ed. (2009) 6th Ed. (2006)) published by the Thomson/West Company. He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Nicholas Nilsen has been a director of the Company since its inception.  He has been involved in the financial industry for more than four decades. He has been in retirement during the past five years. Most recently, Mr. Nilsen served as a Senior Vice President of PNC Financial, a bank holding company, where he served from 1960 to 2000. He began his long career with PNC Financial as a stock analyst. Later, he managed corporate and Taft-Hartley pension plans for the bank. Mr. Nilsen served as an executive investment officer at the time of his retirement from PNC Financial. Mr. Nilsen is a CFA charter holder. Mr. Nilsen received a Bachelor’s degree from Denison University and a Master of Business Administration from Northwestern University.

John E. Dawson has been a director of the Company since its inception.  He was a director of Vestin Group from March 2000 to December 2005, was a director of Vestin Realty Mortgage II, Inc., from March 2007 until he resigned in November 2013 and was a director for Vestin Realty Mortgage I, Inc. from March 2007 until January 2008.  Since 2005 Mr. Dawson has been a partner of the Las Vegas law firm of Lionel Sawyer & Collins. Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach. Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Daryl C. Idler, Jr. has been a director of the Company since its inception.  He has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a director of Vestin Realty Mortgage I, Inc. from January 2008 until he resigned in November 2013. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California.

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

We have a total of six directors, four of whom are independent of us, our advisor, our sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor or our advisor. A director is deemed to be associated with our sponsor or our advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our sponsor, our advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our sponsor or advised by our advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of its affiliates. Our board has determined that each of Robert J. Aalberts, Nicholas Nilsen, John E. Dawson and Daryl C. Idler, Jr. qualifies as an independent director under the NASAA REIT Guidelines.

We refer to our directors who are not independent as our “affiliated directors.” Currently, our affiliated director are Michael V. Shustek and Frederick J. Leavitt. Our board has determined that Mr. Leavitt, who remains as a director of VRM I and VRM II following the recent change in ownership of the Advisor, is no longer deemed an independent director as defined under the NASAA REIT Guidelines.  At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and ratified by a vote of the directors, including at least a majority of the independent directors.

Our charter and bylaws provide that the number of our directors may be established by a majority of the board of directors but may not be fewer than three nor more than fifteen. Our charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience. Our bylaws also provide for a lead independent director, who must be an individual who is not, and has not been during the past five years, an officer, director, employee or business associate of our advisor or any of its affiliates. Our board has designated Nicolas Nilsen as our lead independent director.  The independent directors will nominate replacements for vacancies among the independent directors.

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

The directors are not required to devote all of their time to our business and are only required to devote such time to our affairs as their duties require. The directors meet quarterly or more frequently as necessary.

We will follow investment guidelines adopted by our board of directors and the investment and borrowing policies  described in this report unless they are modified by our directors. Our board of directors may establish further written policies on investments and borrowings and shall monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our stockholders. Any change in our investment objectives as set forth in our charter must be approved by the stockholders.

In order to reduce or eliminate and address certain potential conflicts of interest, our charter requires that a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of our directors, our sponsor, our advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of our advisor and determining that the compensation to be paid to our advisor is reasonable in relation to the nature and quality of services performed; (2) that our total fees and expenses are otherwise reasonable in light of our investment performance, our net assets, our net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors; and (3) that the provisions of the advisory agreement are being carried out. Each such determination shall be reflected in the applicable board minutes.

Board Committees

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board of directors meeting, provided that the majority of the members of each committee are independent directors.

Audit Committee

The audit committee will meet on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function will be to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The audit committee is comprised of three directors, all of whom are independent directors and one of whom is deemed an audit committee financial expert. Our audit committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts.  The Board also determined that Mr. Nilsen meets the audit committee financial expert requirements. For the year ended December 31, 2013, the audit committee held four meetings.

Nominating and Corporate Governance Committee

We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, our full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of our board of directors, conducting candidate searches and interviews, overseeing and evaluating our board of directors and our management, evaluating from time to time the appropriate size and composition of our board of directors and recommending, as appropriate, increases, decreases and changes to the composition of our board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.

Compensation Committee

Our board of directors believes that it is appropriate for our board of directors not to have a standing compensation committee based upon the fact that our executive officers and our affiliated directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers or our affiliated directors. Our independent directors receive certain compensation from us, which is described in more detail under “Executive Compenastion.”

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2013. In addition, during the year ended December 31, 2013, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Board Meetings and Annual Stockholder Meeting

The board of directors held 7 meetings during the fiscal year ended December 31, 2013. Each director attended at least 75% of his board and committee meetings in 2013. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

Communication with Directors

We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: Chairman of the MVP REIT Audit Committee, c/o Corporate Secretary, 8880 W. Sunset Road, Suite 240, Las Vegas, Nevada  89148.

The chairman of the audit committee will receive all communications made by these means, and will distribute such communications to such member or members of our board of directors as he or she deems appropriate, depending on the facts and circumstances outlined in the communication received. For example, if any questions regarding accounting, internal controls and auditing matters are received, they will be forwarded by the chairman of the audit committee to the members of the audit committee for review.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Officers

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including each executive officer who serves as a director, is employed by our sponsor or a related party of our sponsor and also serves as an executive officer of our advisor. Each of these individuals receives compensation from our sponsor or a related party of the sponsor for his services, including services performed for us and for our advisor. As executive officers of our advisor, these individuals will manage our day-to-day affairs and carry out the directives of our board of directors in the review and selection of investment opportunities and will oversee and monitor our acquired investments to ensure they are consistent with our investment objectives. The duties that these executive officers will perform on our behalf will also serve to fulfill the corporate governance obligations of these persons as our appointed officers pursuant to our charter and bylaws. As such, these duties will involve the performance of corporate governance activities that require the attention of one of our corporate officers, including signing certifications required under the Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. Although we will reimburse the advisor for certain expenses incurred in connection with providing these services to us, we do not intend to pay any compensation directly to our executive officers. Our executive officers, as key personnel of our advisor, will be entitled to receive awards in the future under our equity incentive plan as a result of their status as key personnel of our advisor, although we do not currently intend to grant any such awards.

Independent Directors

We pay each of our independent directors an annual retainer of $25,000 (to be prorated for a partial term), plus the audit committee chairperson receives an additional $5,000 annual retainer (to be prorated for a partial term). Each independent director also will receive $500 for each meeting of the board of directors attended in-person or by telephone. In addition, our directors may be entitled to receive awards in the future under our equity incentive plan, although we do not currently intend to grant any such awards.  Notwithstanding his continuing affiliation as a director of VRM I and VRM II, our board has determined that Mr. Leavitt should continue to be compensated in the same manner as the Company’s independent directors for his services as a director.  Except for his service as a director of the Company, VRM I and VRM II (the owners of the Advisor), Mr. Leavitt is not engaged to provide any other services to the Company or its affiliates.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Nicholas Nilsen	$30,500	$—	$—	$—	$—	$	$30,500
Robert J. Aalberts	$31,000	$—	$—	$—	$—	$	$31,000
John E. Dawson	$28,500	$—	$—	$—	$—	$	$28,500
Daryl C. Idler, Jr.	$28,000	$—	$—	$—	$—	$	$28,000
Fredrick J. Leavitt(2)	$35,000	$—	$—	$—	$—	$	$35,000
(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.
(2)
Our board has determined that Mr. Leavitt, who remains as a director of VRM I and VRM II following the change in ownership of the Advisor, is no longer deemed an independent director as defined under the NASAA REIT Guidelines.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information as of March 31, 2014, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 3,175,127shares of our common stock as of March 31, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
SERE Holdings, LLC 8880 W. Sunset Road Las Vegas, NV 89148	Sole voting and investment power of 628,775 shares	19.80%
Luke Properties, LLC 2337 Dolphin Court Henderson, NV 89074	Sole voting and investment power of 444,444 shares	14.00%
Moonshell LLC 7140 Smoke Ranch Rd #150 Las Vegas, NV 89128	Sole voting and investment power of 388,409 shares	10.66%
Par 3 Nevada 2077 Troon Drive Henderson, NV 89074	Sole voting and investment power of 200,000 shares	6.30%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 31, 2014, by:

           Each director;

           Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

           All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 3,029,210 shares of our total outstanding common stock as of March 31, 2014.
		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Peggy Shustek		5,602	0.18%
Nicholas Nilsen		5,727	0.18%
John Dawson		5,727	0.18%
All directors and executive officers as a group (3 persons)		17,056	0.54%

SERE Holdings, LLC, Luke Properties, LLC, Moonshell, LLC and Par 3 Nevada currently own approximately 19.80%, 14.00%, 10.66% and 6.30%, respectively, of our issued and outstanding shares of common stock.  Each beneficial owner has advised the Company that it acquired the shares for investment purposes only.  Moreover, we expect that the percentage ownership for each company will decline as we sell new shares.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts of Interests

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

Please refer to Note D – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.  Please also see “Risk Factors – Risks Related to Conflict of Interests.”

Certain Conflict Mitigation Measures

In order to reduce or mitigate certain potential conflicts of interests, we have adopted the procedures set forth below.

Advisor Compensation

The independent directors evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine whether the provisions of our advisory agreement are being carried out. This evaluation is based on the following factors as well as any other factors they deem relevant:

•	the amount of the fees and any other compensation, including stock-based compensation, paid to our advisor and its affiliates in relation to the size, composition and performance of the assets;
•	the success of our advisor in generating appropriate investment opportunities;
•	the rates charged to other companies, including other REITs, by advisors performing similar services;

•	additional revenues realized by our advisor and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;
•	the quality and extent of service and advice furnished by our advisor and its affiliates;
•	the performance of our investment portfolio; and
•	the quality of our portfolio relative to the investments generated by our advisor and its affiliates for their own account and for their other clients.

Term of Advisory Agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate our advisory agreement with MVP Realty Advisors, LLC without cause or penalty on 60 days’ written notice. MVP Realty Advisors, LLC may terminate our advisory agreement with good reason on 60 days’ written notice.  Our board approved a renewal of our advisory agreement for a one year term, effective on November 21, 2013.

Independent Directors

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

A majority of our board of directors, including a majority of the independent directors, must determine the method used by our advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreement;
•	transactions with affiliates, including our directors and officers;
•	awards under our equity incentive plan; and
•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Role of the Lead Independent Director

Our bylaws requires that at least one of the members of our board of directors must be an individual who is not, and has not been during the past five years, an officer, director (including an independent director), employee or business associate of our advisor or any of its affiliates, and that only a director who meets this standard may serve as our lead independent director. Under our bylaws, our lead independent director will have authority to convene and chair meetings of our independent directors to address such matters as the lead independent director deems appropriate. The lead independent director does not have any additional authority over the other independent directors, and the Company expects each independent director to participate fully and consider and vote upon all matters where they do not have a conflicting interest. However, if we are considering a transaction with an affiliate and all of our other independent directors are conflicted, then our lead independent director will have sole authority to approve or reject the proposed transaction.

Our Acquisitions

We will not purchase or lease assets in which our sponsor, our advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our sponsor, the advisor, the director or the affiliated seller or lessor, unless there is substantial justification for the excess amount and such excess is reasonable. In no event may we acquire any such asset at an amount in excess of its current appraised value.

The consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of the board of directors or the members of a duly authorized committee of the board. In cases in which a majority of our independent directors so determine, and in all cases in which real property is acquired from our sponsor, our advisor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Real Estate Secured Loans Involving Affiliates

Our charter prohibits us from investing in or making real estate secured loans in which the transaction is with our sponsor, our advisor, our directors or any of their affiliates, unless an independent appraiser appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our common stockholders. In addition, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title must be obtained. However, we may acquire an investment in a loan payable by our advisor or any of its affiliates, when our advisor has assumed the obligations of the borrower under that loan through a foreclosure on the property. In addition, we may invest in loans that were originated by affiliates provided the loan(s) otherwise satisfy all of our lending criteria. Our charter also prohibits us from making or investing in any real estate secured loans that are subordinate to any real estate secured loan or equity interest of our sponsor, our advisor, our directors or any of their affiliates.

In addition, we may participate in loans with our affiliates, but only provided that a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan;
•	We are seeking to increase the diversification of our loan portfolio; or
•	A loan fits within our investment guidelines, however it would be disproportionately large given our then existing portfolio.

We will not borrow from our sponsor, our advisor, any of our directors or any of their affiliates unless a majority of our directors (including a majority of independent directors) not otherwise interested in such transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

The foregoing restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or our advisor or its affiliates.

Other Transactions Involving Affiliates

A majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between us and our sponsor, our advisor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. To the extent that we contemplate any transactions with affiliates, members of our board who serve on the board of the affiliated entity will be deemed “interested directors” and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Limitation on Operating Expenses

After commencement of this offering, in compliance with the NASAA REIT Guidelines, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average of the aggregate monthly book value of our assets during a specified period invested, directly or indirectly in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in compliance with the NASAA REIT Guidelines; (vi) acquisition fees and expenses; (vii) real estate commissions on the sale of real property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

While our charter permits us to pay our advisor an incentive fee equal to an interest in the gain from the sale of an asset for which full consideration is not paid in cash or property of equivalent value, we do not intend to pay such an incentive fee in the foreseeable future. Our charter provides that amount or percentage of such incentive fee must be reasonable, and is considered presumptively reasonable if it does not exceed 15% of the net proceeds from the sale of the asset remaining after payment to our stockholders, in the aggregate, of an amount equal to 100% of the invested capital, plus an amount equal to six percent of the invested capital per annum cumulative. In the case of multiple advisors, such advisor and any of their affiliates shall be allowed such fees provided such fees are distributed by a proportional method reasonably designed to reflect the value added to the assets by each respective advisor or any affiliate.

Notwithstanding the foregoing, to the extent that operating expenses payable or reimbursable by us exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, our advisor may be reimbursed in future periods for the full amount of the excess expenses or any portion thereof. Within 60 days after the end of any fiscal quarter for which our total operating expenses for the four consecutive fiscal quarters then ended exceed these limits, we will send our stockholders a written disclosure of such fact, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review the total fees and expense reimbursements for operating expenses paid to our advisor to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs.

Issuance of Options and Warrants to Certain Affiliates

Until our shares of common stock are listed on a national securities exchange, we will not issue options or warrants to purchase our common stock to our advisor, our sponsor or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may issue options or warrants to persons other than our advisor, our sponsor and their affiliates prior to listing our common stock on a national securities exchange, but not at an exercise price less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of our board of directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our advisor, our sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant.

Reports to Stockholders

We will prepare an annual report and deliver it to our common stockholders within 120 days after the end of each fiscal year. Our directors are required to take reasonable steps to ensure that the annual report complies with our charter provisions. Among the matters that must be included in the annual report or included in a proxy statement delivered with the annual report are:

•	financial statements prepared in accordance with GAAP that are audited and reported on by independent certified public accountants;
•	the ratio of the costs of raising capital during the year to the capital raised;
•	the aggregate amount of advisory fees and the aggregate amount of other fees paid to our advisor and any affiliates of our advisor by us or third parties doing business with us during the year;
•	our total operating expenses for the year stated as a percentage of our average invested assets and as a percentage of our net income;
•	a report from the independent directors that our policies are in the best interests of our stockholders and the basis for such determination; and
•
a separately stated, full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving us and our advisor, a director or any affiliate thereof during the year, which disclosure has been examined and commented upon in the report by the independent directors with regard to the fairness of such transactions.

Director Independence.

The Board of Directors has determined that each of Messrs. Aalberts, Nilsen, Dawson, and Idler qualify as “independent directors” as that term is defined in the NASAA Guidelines. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the Nasdaq Stock Market, Inc. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

During the year ended December 31, 2013 and 2012, De Joya Griffith, LLC (“De Joya Griffith”) and JLK Rosenberger, LLP (“JLK”) services to us as follows:

	De Joya Griffith December 31, 2013	JLK December 31, 2012
Audit Fees	$42,000	$96,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

De Joya Griffith and JLK did not perform any non-audit services for us in the years ended December 31, 2013 and 2012.

Pre-Approval Policy

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

(a) 3.  Exhibits

Reference is made to the Exhibit Index appearing immediately after the signature page to this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 31, 2014

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President, Chief Executive Officer and Director	March 31, 2014
Michael V. Shustek	(Principal Executive Officer)

/s/ Dustin Lewis	Chief Financial Officer	March 31, 2014
Dustin Lewis	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 31, 2014
John E. Dawson

/s/ Nicholas Nilsen	Director	March 31, 2014
Nicholas Nilsen

/s/ Robert J. Aalberts	Director	March 31, 2014
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 31, 2014
Daryl C. Idler, Jr.

EXHIBIT INDEX

1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(6)	Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
1.3(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(8)	Articles of Amendment of MVP REIT, Inc.
4.1(16)	Form of Subscription Agreement
10.1(3)	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC.
10.2(16)	Distribution Reinvestment Plan
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
10.5(9)	Membership Interest Purchase agreement between MVP REIT, Inc. and SETE Holdings, LLC
10.6(1)	Amendment to Advisory Agreement
10.7(10)
Purchase Agreement, dated April 29, 2013, among MVP REIT, Inc., Genet Chavez Gomez EP Prop Trust (06/16/06), Genet Chavez Gomez, Pat Chavez-Preston and Sunrise Airport Parking, Inc., d/b/a Sunrise Airport Parking

10.8(11)	Purchase Agreement, dated June 3, 2013, between MVP REIT, Inc. and Red Mountain Storage, LLC.
10.9(12)
Purchase and Sale Agreement among OC Parking Fort Lauderdale LLC, OC Parking Baltimore LLC, OC Parking Memphis Poplar LLC, OC Parking Kansas City LLC, OC Parking Memphis Court LLC, and subsidiaries of MVP REIT, Inc.

10.10(14)	Amendment No. 1, dated November 21, 2013, to the Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisor, LLC.
10.11(15)	Irrevocable Waiver, dated December 20, 2013, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
21.1(1)	Subsidiaries of the Registrant.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
The following materials from the Company’s Annual report on Form 10-K for the period from January 1, 2013 through December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of December 31, 2013, (ii) Statements of Operations for the period for the year ended December 31, 2013, (iii) Statement of Equity (Deficit) for the year ended December 31, 2013, (iv) Statement of Cash Flows for the year ended December 31, 2013, and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Filed concurrently herewith.
(2)	Filed previously with the Registration Statement on Form S-11 on April 16, 2012, and incorporated herein by reference.
(3)	Filed previously with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 on May 21, 2012, and incorporated herein by reference.
(4)	Filed previously with the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on June 13, 2012, and incorporated herein by reference.
(5)	Filed previously with the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.
(6)	Filed previously with the Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 on July 16, 2012, and incorporated herein by reference.
(7)	Filed previously with the Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.
(8)	Filed previously with the Pre-Effective Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.
(9)	Filed previously on Form 8-K on August 14, 2013, and incorporated herein by reference.
(10)	Filed previously on Form 8-K on May 7, 2013, and incorporated herein by reference.
(11)	Filed previously on Form 8-K on July 26, 2013, and incorporated herein by reference.
(12)	Filed previously on Form 8-K on July 31, 2013, and incorporated herein by reference.
(13)	Filed previously on Form 10-Q on November 14, 2013, and incorporated herein by reference.
(14)	Filed previously on Form 8-K on November 22, 2013, and incorporated herein by reference.
(15)	Filed previously on Form 8-K on December 26, 2013, and incorporated herein by reference.
(16)	Filed previously with the Post-Effective Amendment No. 3 to the Form S-11 Registration Statement filed on November 21, 2013, and incorporated herein by reference.