Form 10-Q
period 2014-05-12
MVP REIT, Inc.
filed 2014-05-14
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 3,228,681 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MVP REIT, Inc.
CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS
	March 31, 2014	December 31, 2013
Cash	$911,000	$1,545,000
Accounts receivable	45,000	24,000
Prepaid expenses	227,000	252,000
Deferred rental assets	95,000	60,000
Investment in equity method investee	628,000	1,098,000
Investment in cost method investee	300,000	509,000
Investments in real estate and fixed assets
Land and improvements	9,619,000	9,619,000
Building and improvements	28,987,000	28,929,000
Fixed assets	88,000	88,000
	38,694,000	38,636,000
Accumulated depreciation	(526,000)	(333,000)
Total investments in real estate and fixed assets, net	38,168,000	38,303,000
Capitalized loan fees	387,000	66,000
Other assets	90,000	89,000
Assets held for sale	25,166,000	25,066,000
Total assets	$66,017,000	$67,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$229,000	$378,000
Contingent acquisition payable	100,000	100,000
Due to related parties	913,000	1,776,000
Liabilities related to assets held for sale	14,447,000	14,575,000
Notes payable – related party	--	900,000
Notes payable	21,428,000	25,435,000
Total liabilities	37,117,000	43,164,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of March 31, 2014 and December 31, 2013	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 3,175,127 issued and outstanding as of March 31, 2014 and 2,909,819 issued and outstanding as of December 31, 2013	3,000	3,000
Additional paid-in capital	34,655,000	32,386,000
Accumulated deficit	(9,960,000)	(9,728,000)
Total stockholders’ equity before non-controlling interest- related party	24,698,000	22,661,000
Non-controlling interest- related party	4,202,000	1,187,000
Total stockholders’ equity	28,900,000	23,848,000
Total liabilities and stockholders’ equity	$66,017,000	$67,012,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$934,000	$112,000
Total revenues	934,000	112,000

Operating expenses
General and administrative	314,000	546,000
Acquisition expenses	53,000	3,000
Acquisition expenses – related party	14,000	18,000
Operation and maintenance	322,000	55,000
Seminar expenses	--	576,000
Loss on sale of investment in real estate	6,000	--
Offering costs	--	526,000
Depreciation	193,000	19,000
Total operating expenses	902,000	1,743,000

Income (Loss) from operations	32,000	(1,631,000)

Other income (expense)
Interest expense	(394,000)	(1,000)
Income from investment in equity method investee	4,000	--
Loan fees	(1,000)	--
Total other expense	(391,000)	(1,000)

Provision for income taxes	--	--

Loss from continuing operations	(359,000)	(1,632,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	142,000	--
Total discontinued operations	142,000	--

Net loss	(217,000)	(1,632,000)
Net income attributable to non-controlling interest – related party	15,000	--
Net loss attributable to common stockholders	$(232,000)	$(1,632,000)

Basic loss per weighted average common share	$(0.08)	$(3.40)

Weighted average common shares outstanding, basic	3,142,882	480,348

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2013	1,000	$--	2,909,819	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000

Issuance of common stock – purchase, net of commissions of $69,000	--	--	259,948,	--	2,299,000	--	--	2,299,000

Distributions - DRIP	--	--	5,360	--	--	--	--	--

Distributions - cash	--	--	--	--	(400,000)	--	--	(400,000)

Contribution from Advisor related to reduction of due to related parties	--	--	--	--	370,000	--	--	370,000

Capital contribution from related party	--	--	--	--	--	--	3,000,000	3,000,000

Net income (loss)	--	--	--	--	--	(232,000)	15,000	(217,000)

Balance, March 31, 2014	1,000	$--	3,175,127	$3,000	$34,655,000	$(9,630,000)	$4,202,000	$28,900,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(232,000)	$(1,632,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	193,000	19,000
Amortization of offering costs	--	517,000
Income from investment in equity method investee	(4,000)	--
Change in operating assets and liabilities:
Accounts receivable	(21,000)	(1,000)
Prepaid expenses	25,000	74,000
Deferred rental assets	(35,000)	--
Other assets	(1,000)	(3,000)
Capitalized loan fees	(321,000)	(71,000)
Loss attributable to noncontrolling interests	15,000	--
Assets held for sale	64,000	--
Liabilities related to assets held for sale	(19,000)	--
Due to related parties	(493,000)	1,203,000
Accounts payable and accrued liabilities	(149,000)	(39,000)
Net cash provided by (used in)operating activities	(978,000)	67,000
Cash flows from investing activities:
Proceeds from loan to equity method investee	474,000	--
Proceeds from loan to cost method investees	209,000	--
Building improvements on assets held for sale	(164,000)	--
Building improvements	(58,000)	--
Net cash provided by investing activities	461,000	--
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	2,299,000	185,000
Capital contribution from noncontrolling interest – related party	3,000,000	--
Proceeds from promissory note	16,968,000	1,750,000
Payments on notes payable on assets held for sale	(109,000)	--
Payments on notes payable	(20,975,000)	(66,000)
Payments on note payable – related party	(900,000)	--
Stockholders’ distributions	(400,000)	(66,000)
Net cash provided by (used in) financing activities	(117,000)	1,803,000

NET CHANGE IN CASH	634,000	1,870,000

Cash and cash equivalents, beginning of period	1,545,000	531,000
Cash and cash equivalents, end of period	$911,000	$2,401,000

Supplemental disclosures of cash flows information:
Interest paid	$607,000	$--
Non-cash investing and financing activities:
Offering costs paid by related party	$--	$607,000
Distributions – DRIP	$47,000	$--
Capitalized loan fees related to promissory note	$321,000	$71,000
Reduction of debt by Advisor and related party recognized as a contribution	$370,000	$--
Principal payments on note payable paid by related party	$--	$66,000
Offering costs recognized in accrued liabilities	$--	$56,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and intends to operate in a manner that will allow the Company to qualify, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of March 31, 2014 the Company had sold approximately $27.8 million of its common stock, net of commissions.  Of this amount, approximately $19.4 million were issued in consideration of the contribution of commercial properties to the Company, including  Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

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

The Company’s investment strategy is to invest 97% all of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a shift in the Company’s investment strategy to invest predominantly in parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of its strategy to focus predominately in investments in parking and storage facilities, the Company has reached an agreement in principle with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014. Please see “Note K – Subsequent Events – Property Exchanges” to the financial statements included in this Quarterly Report for more information regarding the property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking and self-storage facilities.

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

As of March 31, 2014, the Company has paid approximately $1.1 million in distributions to the Company’s stockholders, all of which have constituted a return of capital.

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

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company (“REH”). Substantially all of the Company’s business is conducted through a wholly owned subsidiary REH. The operating agreement provides that REH is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation, rather than as a partnership.

Capitalization

As of March 31, 2014 the Company had 3,175,127 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

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

As of March 31, 2014 the Company had sold approximately $27.8 million of its common stock, net of commissions.  Approximately $19.4 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  As of March 31, 2014, 13,971 common shares have been issued under the DRIP.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At March 31, 2014, no shares had been redeemed.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended March 31, 2014, the Company expensed approximately $14,000 related party and $53,000 non-related party of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2014, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of March 31, 2014 and December 31, 2013 the Company had approximately $0.7 million and approximately $0.8 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the three months ended March 31, 2014 the Company had no advertising costs.

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

Organization, Offering and Related Costs

Certain organization, offering and related costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  Prior to the commencement of our operations, such offering costs had been deferred and such deferred offering costs have been amortized to expense as offering costs over the 12 month period commencing January 1, 2013 through December 31, 2013, on a straight-line basis.

Stock-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note F — Stock-Based Compensation).

Income Taxes

The Company has elected, and intends to operate in a manner that will allow the Company, to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three months ended March 31, 2014.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2014, the Company only operates in the investment in real property segment.

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

Note Payable

During January 2014, we, VRM I and VRM II issued a promissory note with Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, is secured by four parking facilities, matures in February 2019 and is payable in monthly principal and interest payments of approximately $25,000.

As of March 31, 2014, future principal payments on the notes payable are as follows:

2014	$510,000
2015	4,487,000
2016	700,000
2017	4,232,000
Thereafter	25,808,000
Total	$35,737,000

Note D — Related Party Transactions and Arrangements

The transactions described  in this Note were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Accounting services

During the three months ended March 31, 2014, Accounting Solutions, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fee of approximately $5,000 for accounting services.  No fees were paid in the three months ended March 31, 2013.

Loan from Affiliate

During September 2013, the Company issued a promissory note to Now Fund II, LP, a limited partnership wholly owned by Michael Shustek, for $0.9 million.  This note bore an annual interest rate of 7.5%, and was payable in monthly interest payments of approximately $5,600, with the unpaid principal balance due at maturity in March 2014.  During January 2014, this loan was paid in full.

Investment from Affiliate

During March 2014, VRM II contributed $3,000,000 to Building C, LLC for a 42% interest in that company.

Ownership of Company Stock

As of March 31, 2014, the Sponsor owned 22,222 shares of the Company’s outstanding common stock (not including additional shares received in DRIP program), VRM I owned 60,810 shares of the Company’s outstanding common stock, VF III owned 61,714 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the “Sponsor”), contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company’s operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable. As of March 31, 2014, VRM II had notes receivable from the Advisor of approximately $6.9 million, which amount has been fully allowed for.   The Advisor’s ability to repay the sums due VRM II will likely depend upon the success of the Company’s public offering and its ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid to the Advisor

The Advisor, an entity owned by VRM I and VRM II, and its affiliates incur and pay costs and fees on behalf of the Company.  The Advisor has advanced funds for certain expenses incurred by the Company.  As of March 31, 2014 these funds totaling $6.7 million have been forgiven.  These reductions were not made in exchange for the issuance of common stock.  For the three months ended March 31, 2014, the Company paid $1.0 million to the Advisor for accrued fees earned by the Advisor.  As of March 31, 2014, the Company had a balance of approximately $0.9 million payable to the Advisor for fees earned by the Advisor.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC (“Selling Agent”), an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds it sells in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the three months ended March 31, 2014, the Company paid no selling commissions to the Selling Agent.  Additionally, the Advisor pays up to an additional 5.25% of offering proceeds for third party broker dealer commissions and due diligence expenses.

Certain organization, offering and related costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Such reimbursable costs do not include any broker-dealer commissions paid by the Advisor in excess of the 3.00% paid by the Company.  Any reimbursement of the Advisor will not exceed actual expenses incurred by the Advisor. On November 1, 2013, the advisor forgave the reimbursement of the full amount of offering costs incurred.

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead.  As of March 31, 2014, the aggregate amount fees and expense reimbursement waived by the Advisor is approximately $6.7 million.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. As of March 31, 2014, the Company has a balance owed to the Advisor for these fees.  Accordingly the Advisor has no reimbursement amount owed to the Company. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify the reimbursements do not exceed the amounts discussed above or will receive reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended March 31, 2014 approximately $134,000, in acquisition fees were earned, all of which were recognized as a due to related party as of March 31, 2014.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended March 31, 2014 were approximately $132,000 and were recognized as a due to related party as of March 31, 2014.

The Advisor or its affiliates receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fee for the three months ended March 31, 2014 were approximately $2,000 and were recognized as a due to related party as of March 31, 2014.

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

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the three months ended March 31, 2014.

Note E —Dependency

The Company has no employees and is dependent on the Advisor and the Selling Agents for certain services that are essential to the Company, including the sale of the Company’s shares of common stock in the Offering, asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.

In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled to under the Advisory Agreement as further described under “Note D – Related Party Transactions and Agreements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. If the Company is required to find an alternative advisor, the Company may not be able to find an alternative advisor who would be willing to continue to waive such fees and expenses.  As a result, the Company may have to incur additional costs and expenses if it is required to replace the Advisor or other agents that are providing services to the Company.

Note F — Stock-Based Compensation

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

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note H – Investment in Equity Method Investee and Investment in Cost Method Investee

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

The following is a summary of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	VRM II	VRM I	MVP
MVP PF Ft Lauderdale 2013, LLC	July 31, 2013	$3,400,000	68%	--	32%
MVP PF Memphis Court 2013, LLC	August 28, 2013	1,000,000	51%	44%	5%
MVP PF Memphis Poplar 2013, LLC	August 28, 2013	2,000,000	51%	44%	5%
MVP PF Kansas City 2013, LLC	August 28, 2013	2,800,000	51%	44%	5%
MVP PF Baltimore 2013, LLC	September 4, 2013	2,300,000	51%	44%	5%
MVP PF St. Louis 2013, LLC	September 4, 2013	2,000,000	51%	44%	5%
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
	$13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management has negotiated new triple net leases which increased the total rental revenue of these parking facilities. The new triple net leases became effective during February 2014 and resulted in an increase of the base rent on these properties of approximately $140,000 per year in the aggregate. Upon completion of the new lease agreements, we are obtaining updated appraisals to determine final purchase price allocation.

On January 14, 2014, the Company, VRM I and VRM II sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in an insignificant loss.  On March 20, 2014, the Board of Directors of the Company, along with the Board of Directors for VRM I and VRM II approved a transaction whereby the Company will exercise the Purchase Right to acquire VRM I and VRM II’s interest in the five parking facilities, net of the assumed debt secured by the real estate (see Subsequent Events describing the sale of one parking facility) and VRM II’s interest in the storage facility, net of the assumed debt secured by the real estate: in exchange VRM I and VRM II will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, The Company will hold 100% interest in the five parking facilities and storage facility. VRM I and VRM II will hold 100% interest in the four office properties. On April 30, 2014 the transaction was completed.  Please see “Note K – Subsequent Events – Property Exchanges” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

NOTE I — Fair Value

As of March 31, 2014 and December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  The Company had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity and cost method investees.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2014 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/14	Carrying Value on Balance Sheet at 03/31/14

Assets Investment in equity method investee	$--	$--	$628,000	$628,000	$628,000
Investments in cost method investee	$--	$--	$300,000	$300,000	$300,000

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

Note J — Notes Payable

On March 26, 2014, Building C, LLC entered into a loan agreement with a financial institution in the amount of $8.5 million. The loan bears an annual interest rate of 4.81% and is payable in monthly installment payments of principle and interest totaling approximately $48,000, with a lump sum payment of approximately $7.1 million due at maturity in April of 2021. This loan agreement replaces their previous loan which held a balance of $10.8 million at payoff.

On March 28, 2014, Building A, LLC entered into a loan agreement with a financial institution in the amount of $8.5 million. The loan bears and annual interest rate of 4.969% and is payable in monthly installments of principle and interest totaling approximately $45,000, with a lump sum payment of approximately $7.8 million due at maturity in April of 2019.  This loan agreement replaces their previous loan which held a balance of $10.1 million at payoff.

Note K — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

Property Exchanges

In March 2014, the Company’s board of directors approved an increase in the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of its strategy to focus predominately in investments in parking and storage facilities, the Company has reached an agreement with affiliated entities to exchange all of its ownership interests in non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility.  The exchange was consummated on April 30, 2014.

Under the terms of the property exchanges, VRM I and VRM II transferred to MVP all of their respective ownership interests in the following properties: the Ft. Lauderdale, Memphis Court, Memphis Poplar, Kansas City and St. Louis Parking Facilities and the Red Mountain Storage Facility (the “Transferred Properties”). The Company assumed all indebtedness incurred by VRM I and VRM II in connection with their acquisition of interests in the Transferred Properties. In addition, pursuant to its agreement with VRM I and VRM II, the Company was obligated to pay to VRM I and VRM II an amount equal to their respective investments in the Transferred Properties plus a 7.5% annual cumulative return less any distributions received by VRM I and VRM II (the “Contractual Return”).

Under the terms of the property exchanges, VRM I and VRM II  received from the Company its entire interest in four office buildings located at 8860 West Sunset Road, Las Vegas, Nevada (“Wolfpack”), 8905 Post Road, Las Vegas, Nevada (“SE Properties”), 8925 Post Road, Las Vegas, Nevada (“Devonshire”) and 8945 Post Road, Las Vegas, Nevada (“ExecuSuites”) (collectively, the “Acquired Properties”).  VRM I and VRM II assumed their respective pro rata share of the indebtedness incurred by the Company in connection with its acquisition of the Acquired Properties.

For purposes of the property exchanges, the value of the properties exchanged is based upon their purchase price as all of the real estate assets were acquired during the previous nine months. The aggregate purchase price for VRM I’s and VRM II’s interests in the Transferred Properties is approximately $14 million and the related indebtedness is approximately $5 million, resulting in a net value for purposes of the exchange of approximately $9 million.  In addition, the Company is obligated to pay VRM I and VRM II, in the aggregate, approximately $500,000 as their Contractual Return on the Transferred Properties.  The aggregate purchase price for the interests in the Acquired Properties transferred to VRM I and VRM II is approximately $25 million and the related indebtedness is approximately $14 million, resulting in a net value for purposes of the exchange of approximately $11 million.  In light of the difference between the net value to be received by VRM I and VRM II and the net value transferred by VRM I and VRM II, VRM I and VRM II paid the Company, in the aggregate, approximately $1.4 million.

New Hires

MVP REIT, INC., a Maryland corporation (“MVP”) announced the hiring of Steven Reed. Mr. Reed was elected by the Board as President of MVP commencing May 5, 2014.  Mr. Michael Shustek will continue to serve as the Chief Executive Officer of MVP.  In addition to his position at MVP, Mr. Reed will serve in the same executive capacities at MVP Realty Advisors, LLC, the advisor of MVP, and at MVP American Securities, a broker-dealer affiliated with MVP.

Mr. Reed entered into an employment agreement with MVP and the affiliates named above for a one (1) year term.  Mr. Reed’s salary is Four Hundred Thousand Dollars ($400,000) per annum.  The base salary is payable by MVP Realty Advisors, LLC. In addition, Mr. Reed’s employment agreement contains certain incentive and bonus provisions payable by MVP Realty Advisors and MVP American Securities.

Prior to joining MVP, Mr. Reed, age 55, served as Product Manager for ARC Realty Finance Trust from September 2013 to March 2014 where he was responsible for sales, marketing and operations.  Prior to joining ARC, from February 2010 to August 2013 Mr. Reed served as a Divisional Vice President of NorthStar Realty Securities where he was responsible for sales west of the Mississippi.    From 2003 to 2010 Mr. Reed served as Senior Regional Vice President for Dividend Capital Securities and from 1995 to 2003 he served as West Sales Director for Scudder Investments. Mr. Reed has a BS in Aeronautical Science from Embry-Riddle Aeronautical University from which he graduated in 1981 and an MS from the University of Southern California in System Management from which he graduated in 1983. In addition, Mr. Reed holds FINRA Series 7, 24, 53, 63, 65 licenses.

 MVP also announced the hiring of Roland Quast. Mr. Quast was elected by the Board as a Senior Executive Vice-President of MVP commencing May 5, 2014.  In addition, Mr. Quast will serve in the same capacities at MVP Realty Advisors, LLC and at MVP American Securities.  Mr. Quast entered into an employment agreement for a one (1) year term with MVP.  Mr. Quast’s primary duties include consulting on financial matters and working with broker dealers and registered investment advisors.

Prior to joining MVP, Mr. Quast, age 49, served as Vice President - National Accounts for the Dallas based broker-dealer Behringer Securities LP where he was brought in to help maintain and expand broker-dealer relationships to coincide with the launch of new alternative investment programs.  Prior to joining Behringer, Mr. Quast was Senior Vice President and Director of Strategic Accounts for the Denver-based broker-dealer division of NRF Capital Markets (NYSE: NRF). From 2009 to 2011, he was responsible for launching the retail sales program and developing the broker-dealer sales channel for NorthStar Realty Finance Corporation, a real estate finance company that focuses on originating and acquiring real estate debt, real estate securities and net lease properties.  From 2003to 2009 Mr. Quast was Vice President of National Accounts for Dividend Capital Securities with responsibility for retail securities sales and the management of national broker-dealer accounts.  Mr. Quast has a BBA in finance and a BA in economics from The University of Minnesota and FINRA Series 7, 24 and 63 licenses.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2014.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as we commenced operations on December 11, 2012;
•	the fact that we have had a net loss for each quarterly and annual period since inception;
•	our ability to effectively raise and deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•
potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking or storage at facilities included in our portfolio;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our failure to maintain our status as a REIT;
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

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

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of March 31, 2014 the Company had sold approximately $27.8 million of its common stock, net of commissions.  Approximately $19.4 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

The Company’s investment strategy is to invest 97% all of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.

As of March 31, 2014, the Company has acquired, along with affiliated entities, 14 properties of which the Company’s share of the purchase price totals $61,250,000, including closing costs. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities.

As part of its strategy to focus predominately in investments in parking and storage facilities as its core assets, on March 20, 2014, the Board of Directors of the Company, along with the Board of Directors for VRM I and VRM II approved a transaction whereby the Company  exercised the Purchase Right to acquire VRM I and VRM II’s interest in five parking facilities, net of the assumed debt secured by the real estate and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate, in exchange for VRM I and VRM II  receiving interests in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, the Company holds a 100% interest in five parking facilities and storage facility. VRM I and VRM II hold 100% of the four office properties.   Please see “Note K – Subsequent Events – Property Exchanges” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

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

The Company’s board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure.  Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations.  The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I, both are managed by Vestin Mortgage, LLC.  Michael Shustek, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM II, VRM I and Vestin Fund III (“VF III”).

VRM I and VRM II are Nasdaq-listed companies engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II will benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement, as further described under “Note D – Related Party Transactions and Agreements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. As of March 31, 2014, the aggregate amount fees and expense reimbursements waived by the Advisor is approximately $6.7 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses  if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company’s focus on parking facilities and storage facilities as its core investments, while the investment strategy of VRM I and VRM II  focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. For additional discussion regarding potential conflicts of interests, please see “Risk Factors—Risks Related to Conflicts of Interest” and “Item 13 – Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Comparison of operating results for the three months ended March 31, 2014, to the three months ended March 31, 2013

We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.

	2014	2013
Revenues
Rental revenue	$934,000	$112,000
Total revenues	$934,000	$112,000

Rental revenue. Total rental revenue earned is from our eight consolidated properties which were acquired starting in fourth quarter 2012.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee, of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2014	2013
General and administrative	$314,000	$546,000
Acquisition expenses	53,000	3,000
Acquisition expenses – related party	14,000	18,000
Operation and maintenance	322,000	55,000
Seminar	--	576,000
Loss on sale of investment in real estate	6,000	--
Offering costs	--	526,000
Depreciation	193,000	19,000
Total operating expenses	$902,000	$1,743,000

General and administrative expenses.  The decrease in G&A expense is due to the Advisor assuming more costs.  Management anticipates the G&A expense reported in the three months ended March 31, 2014 to remain the same in future quarters, provided that the Advisor continues to bear a greater share of our costs.

Acquisition expenses – unrelated and related party.  During the three months ended March 31, 2014, management was considering more properties for potential future acquisitions than in the same period in 2013.

Operating and maintenance expenses.  These operating and maintenance expenses consisted primarily of asset and debt management fees of approximately $134,000, property management fees of approximately $86,000 paid to third-party management companies, utilities of approximately $36,000 and payroll and related expenses of approximately $34,000.

Seminar expense. These seminar expenses consisted of meeting room space, costs for printing materials, meals for seminars held at restaurants and other miscellaneous costs related to seminars.  These seminars were discontinued in third quarter 2013.

Offering costs. As the Company commenced operations on December 11, 2012, the offering costs previously deferred were being amortized to expense as offering costs over 12 months on a straight-line basis in the amount of approximately $0.5 million per quarter.  These deferred costs were completely expensed as of December 31, 2013.

Depreciation expense.  Depreciation expense consisted of approximately $189,000 related to our acquired property and approximately $4,000 related to our fixed assets.

Other income and expense	2014	2013
Interest expense	$(394,000)	$(1,000)
Income from investment in equity method investee	4,000	--
Loan fees	(1,000)	--
Total other income and expense	$(391,000)	$(1,000)

Interest expense.  Interest expense increased due to the assumption of debt through acquisitions during the year ended December 31, 2013, a promissory note to Now Fund II, LP, a company wholly owned by Michael Shustek, the Company’s Chief Executive Officer and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

See Note J – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Income from investment in equity method investee.  During the third quarter 2013, the Company acquired a 32% interest in a parking facility in Ft. Lauderdale, FL.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Loan fees.  During the three months ended March 31, 2014, the Company expensed approximately $1,000 of capitalized loan fees related to the promissory notes issued by Cedar Park and Red Mountain.  No such fees occurred during the three months ended March 31, 2013.

Discontinued operations, net of income taxes	2014	2013
Income from assets held for sale, net of income taxes	$142,000	$--
Total discontinued operations	$142,000	$--

Income from assets held for sale, net of income taxes: During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities.  The net income from the four office buildings are reported as discontinued operations.

	2014	2013
Net loss	$(217,000)	$(1,632,000)
Net income attributable to non-controlling interest – related party	15,000	--
Net loss attributable to common stockholders	$(232,000)	$(1,632,000)

Net loss.  Our net loss is primarily related to costs associated with the current offering of our common stock and costs related to the due diligence and acquisition of properties. Additionally, revenue is being generated on our 14 real estate investments, the majority of which were acquired in third quarter 2013.  During the three months ended March 31, 2014 approximately $15,000 of the income related to properties acquired during the third quarter 2013 was attributable to related parties which hold a non-controlling interest in the Company’s acquired properties.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2014.

Net Loss	$(217,000)
Subtract:
Deferred rental assets	(35,000)
Add:
Depreciation and amortization of real estate assets	316,000
FFO	64,000
Add:
Acquisition fees and expenses to non-affiliates	53,000
Acquisition fees and expenses to affiliates	14,000
MFFO	$131,000

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

Net cash used in operating activities for the three months ended March 31, 2014 was $978,000.  Net cash provided by investing activities for the three months ended March 31, 2014 was $461,000.  The cash used in financing activities for the three months ended March 31, 2014 was $117,000.

As of March 31, 2014, the Company has nine promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the three months ended March 31, 2014 and 2013.

	2014	2013
Selling Commissions – related party	$--	$67,000
Acquisition Fees – related party	14,000	18,000
Asset Management Fees	132,000	7,000
Debt Financing Fees	2,000	--
Property Management Fees	86,000	7,000
Total	$234,000	$99,000

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

For the three months ended March 31, 2014, we had paid approximately $447,000 in distributions to our stockholders, all of which have constituted a return of capital.  Our total distributions paid for the quarterly periods from January 1, 2013 through March 31, 2014, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRP, are detailed below.

	Quarter Ended
	03/31/13	06/30/13	09/30/13	12/31/13	3/31/14

Distributions paid in cash	$57,000	$59,000	$131,000	$342,000	$400,000
Distributions reinvested in DRP:	8,000	12,000	20,000	35,000	47,000
Total distributions:	65,000	71,000	151,000	377,000	447,000
Sources of distributions:
Proceeds from issuance of common stock	$57,000	$59,000	$131,000	$342,000	$2,299,000
Cash flows provided by (used in) operations (GAAP basis)	$67,000	$(403,000)	$528,000	$(55,000)	$(978,000)
Number of shares of common stock issued pursuant to DRP	952	1,403	2,248	4,008	5,360

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

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes effective for the year ending December 31, 2013, therefore the Company generally will not be subject to federal income tax on income that is distributed to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of December 31, 2013, such costs totaled approximately $0.5 million. As we effectively commenced operations on January 1, 2013, the offering costs previously deferred were being amortized to expense as offering costs over 12 months on a straight-line basis.  These costs were fully amortized as of December 31, 2013.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$35,737,000	$696,000	$9,394,000	$19,076,000	$6,571,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$35,737,000	$696,000	$9,394,000	$19,076,000	$6,571,000

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of the Company’s real estate investment portfolio and operations. One of the Company’s interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, the Company may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps. The Company may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the Company’s interest rate risk on a related financial instrument. The Company will not enter into derivative or interest rate transactions for speculative purposes. The Company is exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, if the Company is not able to replace these swaps, the Company would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.  At March 31, 2014, the Company had fixed rate debt of approximately $21.4 million.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company’s business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk.

As of March 31, 2013, the Company’s debt consisted of approximately $27.4 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of March 31, 2014:

	Three Months Ending March 31,2 014
	Remaining 2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$507,000	$4,487,000	$700,000	$4,232,000	$658,000	$25,151,000	$35,735,000	$35,623,000
Average interest rate	5.68%	6.77%	5.44%	6.73%	5.17%	5.15%	--	--

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December31, 2013.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended March 31, 2014.

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

As of March 31, 2014, the Company issued 3,177,358 shares of common stock in our initial public offering for a total of approximately $27,900,000, less offering costs.

As of March 31, 2014, the Company has issued 951,871 shares of common stock in the Company’s primary offering for approximately $8,357,000 in cash, prior to offering costs recognized as a reduction to the proceeds of approximately $161,000, and 13,971 shares of common stock through our distribution reinvestment plan or DRIP.

As of March 31, 2014, the Company issued 2,206,141 shares of common stock in the Company’s primary offering for approximately $19,384,000 related to acquisitions.

From inception through March 31, 2014, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$222,000
Selling commissions – unrelated party	97,000
Organization and offering expenses	2,512,000
Total expenses	$2,831,000

From the commencement of our offering through March 31, 2014, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $5.6 million.  From the commencement of the offering through March 31, 2014, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.

Share Repurchase Program

During the three months ended March 31, 2014, the Company did not receive any requests to repurchase shares of common stock pursuant to the share repurchase program.

ITEM 5.                      OTHER INFORMATION

During the first quarter of 2014, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K,

ITEM 6.	EXHIBITS

EXHIBIT INDEX

10.1	Agreement between Vestin Realty Mortgage II, Inc. and MVP Real Estate Holdings, LLC
31.1*	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited) (iii) Consolidated Statement of Equity for the three months ended March 31, 2014 (unaudited) (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	May 13, 2014

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	May 13, 2014