Form 10-Q
period 2014-08-07
MVP REIT, Inc.
filed 2014-08-13
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 3,511,514 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MVP REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	June 30, 2014	December 31, 2013
Cash	$2,414,000	$1,545,000
Accounts receivable	--	13,000
Prepaid expenses	242,000	226,000
Deferred rental assets	5,000	--
Investment in equity method investee	--	1,098,000
Investment in cost method investee	--	509,000
Investments in real estate and fixed assets
Land and improvements	13,319,000	2,119,000
Building and improvements	7,102,000	6,366,000
Fixed assets	88,000	88,000
	20,509,000	8,573,000
Accumulated depreciation	(210,000)	(117,000)
Total investments in real estate and fixed assets, net	20,299,000	8,456,000
Capitalized loan fees	64,000	66,000
Deposits	1,040,000	86,000
Other assets	4,000	3,000
Assets held for sale	30,302,000	55,010,000
Total assets	$54,370,000	$67,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$209,000	$248,000
Contingent acquisition payable	--	100,000
Due to related parties	915,000	1,776,000
Liabilities related to assets held for sale	16,958,000	35,587,000
Notes payable – related party	--	900,000
Notes payable	8,630,000	4,553,000
Total liabilities	26,712,000	43,164,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of June 30, 2014 and December 31, 2013	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 3,353,192 issued and outstanding as of June 30, 2014 and 2,909,819 issued and outstanding as of December 31, 2013	3,000	3,000
Additional paid-in capital	35,951,000	32,386,000
Accumulated deficit	(11,340,000)	(9,728,000)
Total stockholders’ equity before non-controlling interest- related party	24,614,000	22,661,000
Non-controlling interest- related party	3,044,000	1,187,000
Total stockholders’ equity	27,658,000	23,848,000
Total liabilities and stockholders’ equity	$54,370,000	67,012,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Revenues
Interest income from investment in real estate loans	$--	$28,000	$--	$28,000
Rental revenue	408,000	151,000	659,000	263,000
Total revenues	408,000	179,000	659,000	291,000

Operating expenses
General and administrative	168,000	502,000	448,000	1,048,000
Acquisition expenses	14,000	107,000	61,000	128,000
Acquisition expenses – related party	1,385,000	214,000	1,399,000	214,000
Operation and maintenance	233,000	45,000	459,000	100,000
Seminar	--	328,000	--	904,000
Loss on sale of investment in real estate	--	--	6,000	--
Offering costs	--	648,000	--	1,174,000
Depreciation	53,000	27,000	98,000	46,000
Total operating expenses	1,853,000	1,871,000	2,471,000	3,614,000

Loss from operations	(1,445,000)	(1,692,000)	(1,812,000)	(3,323,000)

Other income (expense)
Interest expense	(86,000)	(22,000)	(136,000)	(23,000)
Income from investment in equity method investee	2,000	--	6,000	--
Loan fees	--	(2,000)	(1,000)	(2,000)
Total other income (expense)	(84,000)	(24,000)	(131,000)	(25,000)

Loss from continuing operations	(1,529,000)	(1,716,000)	(1,943,000)	(3,348,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	199,000	--	396,000	--
Total income from discontinued operations	199,000	--	396,000	--

Provision for income taxes	--	--	--	--

Net loss	(1,330,000)	(1,716,000)	(1,547,000)	(3,348,000)
Net income attributable to non-controlling interest – related party	50,000	--	65,000	--
Net loss attributable to common stockholders	$(1,380,000)	$(1,716,000)	$(1,612,000)	$(3,348,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.46)	(2.99)	(0.59)	(6.35)
Discontinued operations	0.06	(0.00)	0.12	(0.00)
Total basic and diluted loss per weighted
average common share	$(0.40)	$(2.99)	$(0.47)	$(6.35)
Weighted average common shares outstanding, basic and diluted	3,495,587	573,960	3,320,121	527,413

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2013	1,000	$--	2,909,819	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000

Issuance of common stock – purchase, net of commissions of $69,000	--	--	419,217	--	3,692,000	--	--	3,692,000

Issuance of common stock - acquisition	--	--	11,936	--	100,000	--	--	100,000

Distributions - DRIP	--	--	12,220	--	--	--	--	--

Distributions - cash	--	--	--	--	(822,000)	--	--	(822,000)

Contribution from Advisor related to reduction of due to related parties	--	--	--	--	595,000	--	--	595,000

Sale of non-controlling interest	--	--	--	--	--	--	(1,208,000)	(1,208,000)

Capital contribution from related party	--	--	--	--	--	--	3,000,000	3,000,000

Net income (loss)	--	--	--	--	--	(1,612,000)	65,000	(1,547,000)

Balance, June 30, 2014	1,000	$--	3,353,192	$3,000	$35,951,000	$(11,340,000)	$3,044,000	$27,658,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,547,000)	$(3,348,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	98,000	46,000
Amortization of offering costs	--	1,034,000
Acquisition expense related to asset transfer	1,336,000	--
Loss from investment in cost method investee	6,000	--
Income from investment in equity method investee	(6,000)	--
Change in operating assets and liabilities:
Accounts receivable	13,000	1,000
Interest and other receivables	--	(2,000)
Prepaid expenses	(16,000)	137,000
Deferred rental assets	(5,000)	--
Deposits	--	(256,000)
Other assets	186,000
Capitalized loan fees	2,000	(69,000)
Assets held for sale	(112,000)	--
Liabilities related to assets held for sale	(120,000)	--
Due to related parties	(266,000)	1,992,000
Accounts payable and accrued liabilities	(49,000)	129,000
Net cash used in operating activities	(480,000)	(336,000)
Cash flows from investing activities:
Investment in real estate loans	--	(2,000,000)
Proceeds from loan to equity method investee	474,000	--
Proceeds from loan to cost method investees	209,000	--
Proceeds received through asset transfer transaction	1,291,000	--
Payment of deposits	(1,040,000)	--
Building improvements on assets held for sales	(323,000)	--
Building improvements	--	(6,000)
Net cash provided by (used in) investing activities	611,000	(2,006,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	3,692,000	726,000
Capital contribution from noncontrolling interest – related party	3,000,000	--
Proceeds from promissory note	86,000	1,750,000
Proceeds from notes payable on assets held for sale	16,968,000	--
Payments on notes payable on assets held for sale	(21,084,000)	--
Payments on notes payable	(202,000)	(148,000)
Payments on note payable – related party	(900,000)	--
Stockholders’ distributions	(822,000)	(137,000)
Net cash provided by financing activities	738,000	2,191,000

NET CHANGE IN CASH	869,000	(151,000)

Cash and cash equivalents, beginning of period	1,545,000	531,000
Cash and cash equivalents, end of period	$2,414,000	$380,000

The accompanying notes are an integral part of these consolidated statements.

Supplemental disclosures of cash flows information:
Interest paid	$136,000	$23,000
Non-cash investing and financing activities:
Offering costs paid by related party	$--	$140,000
Distributions – DRIP	$107,000	$--
Capitalized loan fees related to promissory note	$--	$71,000
Reduction of debt by Advisor and related party recognized as a contribution	$595,000	$4,465,000
Principal payments on note payable paid by related party	$--	$148,000
Increase in Land and Improvements	$--	$1,625,000
Increase in Building and Improvements	$--	$4,881,000
Debt assumed	$--	$3,976,000
Shares issued for contingent acquisition liability	$100,000	$--

Assets	Acquired Assets
Cash received	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets acquired	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities assumed	4,288,000
Net assets acquired	$10,419,000

Assets	Transferred assets
Cash	$101,000
Other assets	22,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets transferred	25,084,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	14,335,000
Total liabilities transferred	14,393,000
Acquisition-date fair value of the total consideration transferred	$10,691,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and intends to operate in a manner that will allow the Company to qualify, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of June 30, 2014 the Company had sold approximately $29.3 million of its common stock, net of commissions.  Of this amount, approximately $19.5 million were issued in consideration of the contribution of commercial properties to the Company,

The Company operates as a real estate investment trust (“REIT”).  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.

The Company has entered into selling agreements with third party broker dealers to sell shares of the Company's common stock to its clients.  The Company anticipates entering into additional selling agreements with other broker dealers for the sale of Company common stock.

The Company’s investment strategy is to invest 97% of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.   As part this strategy,  the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, on June 16, 2014, the Board of directors approved the sale of the Company’s membership interest in the two office buildings producing net rental income owned by the Company to VRTA and VRTB.  Please see “Note I – Assets held for sale” to the financial statements included in this Quarterly Report for more information regarding the property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities.

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

As of June 30, 2014, the Company has paid approximately $1.6 million in distributions to the Company’s stockholders, all of which have constituted a return of capital.

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II) owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and Nasdaq-listed company (“VRM I”).  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, VRM II and Vestin Fund III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company (“REH”). Substantially all of the Company’s business is conducted through our wholly owned subsidiary REH. The operating agreement provides that REH is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation, rather than as a partnership.

Capitalization

As of June 30, 2014 the Company had 3,353,192 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

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

As of June 30, 2014 the Company had sold approximately $29.3 million of its common stock, net of commissions.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  As of June 30, 2014, 20,831 common shares have been issued under the DRIP.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  At June 30, 2014, no shares had been redeemed.  In July 2014, the Company redeemed 1,234 shares through the SRP.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC Building C, LLC; Building A, LLC; and MVP MS Red Mountain 2013.  All intercompany profits, balances and transactions are eliminated in consolidation.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the six months ended June 30, 2014, the Company expensed approximately $1,399,000 of related party and $61,000 non-related party acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the six months ended June 30, 2014, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of June 30, 2014 and December 31, 2013 the Company had approximately $2.0 million and approximately $0.8 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the six months ended June 30, 2014 the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the six months ended June 30, 2014.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2014, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the June 30, 2014 presentation.

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

Accounting services

During the six months ended June 30, 2014 and 2013, Accounting Solutions, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fees of approximately $9,000 and $3,000, respectively, for accounting services.

Asset transfer

We recognized acquisition expense related to the acquisition of parking facilities of which includes a 7.5% guaranteed return of approximately $0.5 million to VRM I and VRM II for their investment in these properties.  Additionally, we reimbursed VRM I and VRM II for the loss they incurred related to the sale of MVP PF Baltimore 2013, LLC and acquisition expenses.  These expenses incurred in the acquisition of the parking facilities totaled $1,336,000 of which VRM I and VRM II’s share was $0.2 million and $0.3 million, respectively.

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

Investment from Affiliate

During March 2014, VRM II acquired a 42% interest in Building C, LLC for $3.0 million.

Ownership of Company Stock

As of June 30 2014, the Sponsor owned 22,222 shares of the Company’s outstanding common stock (not including additional shares received in DRIP program), VRM I owned 60,810 shares of the Company’s outstanding common stock, VF III owned 61,714 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the “Sponsor”), contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company’s operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable. As of June 30, 2014, VRM II had notes receivable from the Advisor of approximately $7.2 million, which amount has been fully allowed for. The Advisor’s ability to repay the sums due VRM II will likely depend upon the success of the Company’s public offering and its ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid to the Advisor

The Advisor, an entity owned by VRM I and VRM II, and its affiliates incur and pay costs and fees on behalf of the Company.  The Advisor has advanced funds for certain expenses incurred by the Company.  As of June 30, 2014 these  advances totaling $6.9 million have been forgiven.  These reductions were not made in exchange for the issuance of common stock.  For the six months ended June 30, 2014, the Company paid $1.1 million to the Advisor for accrued fees earned by the Advisor.  As of June 30, 2014, the Company had a balance of approximately $0.9 million payable to the Advisor for fees earned by the Advisor.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC (“Selling Agent”), an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds it sells in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the six months ended June 30, 2014, the Company paid approximately $1,000 in selling commissions to the Selling Agent.  Additionally, the Advisor pays up to an additional 5.25% of offering proceeds for third party broker dealer commissions and due diligence expenses.

Certain organizational, offering and related costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Such reimbursable costs do not include any broker-dealer commissions paid by the Advisor in excess of the 3.00% paid by the Company.  Any reimbursement of the Advisor will not exceed actual expenses incurred by the Advisor. On November 1, 2013, the advisor forgave the reimbursement of the full amount of offering costs incurred.

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead.  As of June 30, 2014, the aggregate amount fees and expense reimbursement waived by the Advisor is approximately $6.9 million.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. As of June 30, 2014, the Company has a balance owed to the Advisor for these fees.  Accordingly the Advisor has no reimbursement amount owed to the Company. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify the reimbursements do not exceed the amounts discussed above or will receive reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the six months ended June 30, 2014 no acquisition fees were earned.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the six months ended June 30, 2014 were approximately $236,000 and were recognized as a due to related party as of June 30, 2014.

The Advisor or its affiliates receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the six months ended June 30, 2014 were approximately $12,000 and were recognized as a due to related party as of June 30, 2014.

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

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the six months ended June 30, 2014.

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

In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled to under the Advisory Agreement as further described under “Note D – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. If the Company is required to find an alternative advisor, the Company may not be able to find an alternative advisor who would be willing to continue to waive such fees and expenses.  As a result, the Company may have to incur additional costs and expenses if it is required to replace the Advisor or other agents that are providing services to the Company.

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

Note G – Recent Accounting Pronouncements

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

Note H – Investment in Equity Method Investee and Investment in Cost Method Investee

On January 14, 2014, the Company, VRM I and VRM II sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in an insignificant loss.  On April 30, 2014, the Company completed the acquisition of VRM I and VRM II’s interest in the five parking facilities, net of the assumed debt secured by the real estate and VRM II’s interest in the storage facility, net of the assumed debt secured by the real estate: in exchange VRM I and VRM II received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, the Company now holds a 100% interest in the five parking facilities and storage facility. VRM I and VRM II together hold 100% interest in the four office properties. On April 30, 2014 the transaction was completed.  (See Note L — Acquisition)

Note I — Assets held for sale

On June 16, 2014, the Board of directors approved the sale of the Company’s membership interest in the two office buildings producing net rental income owned by the Company to VRTA and VRTB.

Under the terms of the proposed transaction, the Company will sell to VRTA and VRTB collectively a 100% interest in Building A, LLC for that certain office building located at 8880 West Sunset Road, Las Vegas, Nevada and will sell the remaining approximately 58% interest in Building C, LLC for that certain office building located at 8930 West Sunset Road, Las Vegas, Nevada.  VRTB had previously purchased the other 42% membership interest from MVP.

The sales price for the remaining membership interests in Building A, LLC will be approximately $3.6 million Building A, LLC currently has approximately $8.5 million in indebtedness on the property. The sales price for the membership interest in Building C, LLC will be approximately $6.6 million. Building C, LLC currently has approximately $8.5 million in indebtedness on the property.  As of the date these financial statements were issued, the initial accounting for this acquisition is incomplete due to the acquisition date being near the financial statement issuance date. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings which acquisition was within the past twelve (12) months. No commissions will be paid in connection with the purchase.

The proposed acquisition is subject to the completion of definitive agreements being executed. It is currently anticipated that the closing for the acquisitions will take place in July 2014; however, there can be no assurance when and if these acquisitions will be completed.

The following table summarizes the carrying amounts of the assets and liabilities held for sale as of June 30, 2014:

Assets
Cash	$310,000
Other assets	513,000
Land and improvements	7,500,000
Building and improvements	22,500,000
Furniture and fixtures	13,000
Tenant improvements	209,000
Accumulated depreciation	(516,000)
Total assets held for sale	30,529,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	16,900,000
Total liabilities related to the assets held for sale	16,958,000
Carrying amounts of the assets and liabilities held for sale	$13,571,000

Notes payable related to assets held for sale

On March 26, 2014, Building C, LLC entered into a loan agreement with a financial institution in the amount of $8.5 million. The loan bears an annual interest rate of 4.81% and is payable in monthly installment payments of principal and interest totaling approximately $48,000, with a lump sum payment of approximately $7.1 million due at maturity in April of 2021. This loan agreement replaces their previous loan which held a balance of $10.8 million at payoff.

On March 28, 2014, Building A, LLC entered into a loan agreement with a financial institution in the amount of $8.5 million. The loan bears and annual interest rate of 4.969% and is payable in monthly installments of principal and interest totaling approximately $45,000, with a lump sum payment of approximately $7.8 million due at maturity in April of 2019.  This loan agreement replaces their previous loan which held a balance of $10.1 million at payoff.

Note J — Fair Value

As of June 30, 2014, the Company had no financial assets and liabilities utilizing Level 1 inputs, Level 2 or Level 3 inputs.  As of December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  The Company had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity and cost method investees.

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

Note K — Notes Payable

During January 2014, the entities holding the four parking facilities issued a promissory note  to Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, is secured by four parking facilities, matures in February 2019 and is payable in monthly principal and interest payments of approximately $25,000.

As of June 30, 2014, future principal payments on the notes payable are as follows:

2014	$90,000
2015	200,000
2016	210,000
2017	220,000
Thereafter	7,910,000
Total	$8,630,000

Note L - Acquisitions

 On April 30, 2014, the Company exercised its Purchase Right and acquired VRM I and VRM II’s interest in the five parking facilities, net of the assumed debt secured by the real estate and VRM II’s interest in the storage facility, net of the assumed debt secured by the real estate. In exchange VRM I and VRM II received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. As a result, the Company now holds 100% interest in the five parking facilities and storage facility, and VRM I and VRM II together hold 100% interest in the four office properties  The transaction was approved by the Board of Directors of the Company, VRM I and VRM II.

The following table summarizes the acquisition-date fair value of the total consideration transferred:

Assets
Cash	$101,000
Other assets	23,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets transferred	25,085,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	14,335,000
Total liabilities transferred	14,393,000
Acquisition-date fair value of the total consideration transferred	$10,692,000

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2014 acquisition:

Assets	Acquired Assets
Cash received	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets acquired	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities assumed	4,288,000
Net assets acquired	$10,419,000

We recognized acquisition expense related to the acquisition of parking facilities of which includes a 7.5% guaranteed return of approximately $0.5 million to VRM I and VRM II for their investment in these properties.  Additionally, we reimbursed VRM I and VRM II for the loss they incurred related to the sale of MVP PF Baltimore 2013, LLC and acquisition expenses.  These expenses incurred in the acquisition of the parking facilities totaled $1,336,000 of which VRM I and VRM II’s share was $0.2 million and $0.3 million, respectively.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2014 and 2013, and assumes that the acquisition was completed as of January 1, 2013.
	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Revenues from continuing operations	$477,000	$358,000	$933,000	$675,000
Net loss available to common stockholders	$(1,484,000)	$(1,393,000)	$(1,763,000)	(2,891,000)
Net loss available to common stockholders per share – basic	$(0.45)	$(0.17)	$(0.53)	$(0.31)
Net loss available to common stockholders per share – diluted	$(0.45)	$(0.17)	$(0.53)	$(0.31)

Revenue and expenses of acquisitions since April 30, 2014 (acquisition date) included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from April 30, 2014 (acquisition date) through June 30, 2014:

Revenue	$137,000
Expenses	(47,000)
Net Income	$90,000

Note M — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On August 11, 2014, the Company, the Advisor, MVP AS and Steven E. Reed entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which the parties agree that Mr. Reed would no longer serve as President of the Company, the Advisor and MVP AS, and that his employment would be deemed terminated as of July 31, 2014.  Mr. Reed also agreed to a general release of claims against, and a covenant not to sue, the Company, the Advisor and MVP AS in connection with his employment and separation.  In consideration for his general release and covenant not to sue, and subject to compliance with the terms of the Separation Agreement, Mr. Reed will receive a settlement sum of $50,000 (net of any insurance premiums paid on behalf of Mr. Reed’s family after separation), with half the amount paid seven days after the signing of the Separation Agreement and the remaining portion paid on September 15, 2014.  In addition, the Advisor will pay for the costs of health insurance for Mr. Reed (but not his family) for a period of two months from the effective date of his termination.  Under applicable law, the Separation Agreement may be revoked by Mr. Reed at any time within seven days after his signing of the Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

On August 13, 2014, the Company, the Advisor, MVP AS and Roland Quast entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which the parties agree that Mr. Quast would no longer serve as Senior Executive Vice-President of the Company, the Advisor and MVP AS, and that his employment would be deemed terminated as of July 31, 2014.  Mr. Quast and the Company also agreed to a general mutual release of claims against each other, and a covenant not to sue in connection with his employment and separation.  In consideration for his general release and covenant not to sue, and subject to compliance with the terms of the Separation Agreement, Mr. Quast will receive a settlement sum of $23,500 (net of any insurance premiums paid on behalf of Mr. Quast’s family after separation), to be paid seven days after the signing of the Separation Agreement.  In addition, the Advisor will pay for the costs of health insurance for Mr. Quast (but not his family) for a period of two months from the effective date of his termination.  Under applicable law, the Separation Agreement may be revoked by Mr. Quast at any time within seven days after his signing of the Separation Agreement.

On August 12, 2014 John Roy was hired to serve as Chief Investment Officer of MVP Realty Advisors, LLC.  Mr. Roy’s primary duties include onsite analysis of parking investments; negotiation of price and terms with parking owners and listing brokers and owners; parking operator analysis and improvement plans; overall parking investment analysis: (ex., LED lighting, automation, tax appeals); and deal tracking and organization.  In addition, through JNL Parking, a company primarily owned by Mr. Roy and Lance Miller, MVP shall have a right of first refusal on all JNL Parking listings.

Mr. Roy, age 38, in 2008 was the co-founder and became general partner of JNL Parking, a brokerage and consulting company specializing in the parking industry. Mr. Roy has been featured on CNBC to discuss the U.S. parking industry and has co-written a book on parking acquisitions. Mr. Roy is a member and serves as a guest speaker for the National Parking Association where he lectures on parking asset valuation and preparing parking assets for sale. He holds an MBA from the University of Notre Dame and a CPP (Certified Parking Professional) designation.

Additionally, on August 12, 2014 Lance Miller was hired to serve as Chief Technology Officer of MVP Realty Advisors, LLC.  Mr. Miller’s primary duties include onsite analysis of parking technology; parking operator analysis and technology improvement plans; and overall parking investment analysis: (ex., LED lighting, automation, tax appeals).

Mr. Miller, age 39, in 2008 co-founded  JNL Parking along with Mr. Roy. Mr. Miller has been in charge of technology, research, and statistical analysis at JNL Parking. He has over 10 years of statistical modeling and analytical research experience from his prior work as a government statistician. In addition to earning his CPP (Certified Parking Professional) credential from the National Parking Association he coauthored a book on parking acquisitions.  Mr. Miller holds a master’s degree in experimental psychology and statistics from California State University Fullerton. He is a veteran of the U.S. Air Force.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as we commenced operations on December 11, 2012;
•	the fact that we have had a net loss for each quarterly and annual period since inception;
•	our ability to effectively raise and deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parkingfacilities included in our portfolio;
•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our failure to maintain our status as a REIT;
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

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

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of June 30, 2014 the Company had sold approximately $29.3 million of its common stock, net of commissions.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions

The Company’s investment strategy is to invest 97% all of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.

As of June 30, 2014, the Company has acquired 7 properties, not including properties held for sale, with the purchase price totaling approximately $20.4 million, not including closing costs. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities.

As part of its strategy to focus  on parking and storage facilities as its core assets, on March 20, 2014, the Board of Directors of the Company, along with the Board of Directors for VRM I and VRM II approved a transaction whereby the Company exercised the Purchase Right to acquire VRM I and VRM II’s interest in five parking facilities, net of the assumed debt secured by the real estate and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate, in exchange for VRM I and VRM II  receiving interests in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, the Company holds a 100% interest in five parking facilities and storage facility. VRM I and VRM II hold 100% of the four office properties.  On April 30, 2014 the transaction was completed.

The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities.

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

The Company’s board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure.  Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations.  The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I; both are managed by Vestin Mortgage, LLC.  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, VRM II and Vestin Fund III (“VF III”).

VRM I and VRM II are Nasdaq-listed companies engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II  may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement, as further described under “Note D – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. As of June 30, 2014, the aggregate amount fees and expense reimbursements waived by the Advisor is approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses  if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company’s focus on parking facilities  as its core investments, while the investment strategy of VRM I and VRM II  focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. For additional discussion regarding potential conflicts of interests, please see “Risk Factors—Risks Related to Conflicts of Interest” and “Item 13 – Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Comparison of operating results for the three months ended June 30, 2014, to the three months ended June 30, 2013

We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.

	2014	2013
Revenues
Interest income from investments in real estate loans	$--	$28,000
Rental revenue	408,000	151,000
Total revenues	$408,000	$179,000

Rental revenue. Total rental revenue earned is from our consolidated properties which were acquired starting in fourth quarter 2012.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee, of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2014	2013
General and administrative	$168,000	$502,000
Acquisition expenses	14,000	107,000
Acquisition expenses – related party	1,385,000	214,000
Operation and maintenance	233,000	45,000
Seminar	--	328,000
Offering costs	--	648,000
Depreciation	53,000	27,000
Total operating expenses	$1,853,000	$1,871,000

General and administrative expenses.  The decrease in G&A expense is due to the Advisor assuming more costs.  Management anticipates the G&A expense reported in the three months ended June 30, 2014 to remain the same in future quarters, provided that the Advisor continues to bear a greater share of our costs.

Acquisition expenses – unrelated and related party. We recognized acquisition expense related to the acquisition of parking facilities of which includes a 7.5% guaranteed return of approximately $0.5 million to VRM I and VRM II for their investment in these properties.  Additionally, we reimbursed VRM I and VRM II for the loss they incurred related to the sale of MVP PF Baltimore 2013, LLC and acquisition expenses.  These expenses incurred in the acquisition of the parking facilities totaled $1,336,000.

Operating and maintenance expenses.  These operating and maintenance expenses consisted primarily of asset and debt management fees of approximately $114,000, property management fees of approximately $17,000 paid to third-party management companies, utilities of approximately $5,000 and payroll and related expenses of approximately $36,000.

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

Depreciation expense.  Depreciation expense consisted of approximately $53,000 related to our acquired property and approximately $4,000 related to our fixed assets.

Other income and (expense)	2014	2013
Interest expense	$(86,000)	$(22,000)
Income from investment in equity method investee	2,000	--
Loan fees	--	(2,000)
Total other income and expense	$(84,000)	$(24,000)

Interest expense.  Interest expense increased due to the assumption of debt through acquisitions and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Discontinued operations, net of income taxes	2014	2013
Income from assets held for sale, net of income taxes	$199,000	$--
Total discontinued operations	$199,000	$--

Income from assets held for sale, net of income taxes: During June 2014, the Company’s Board approved a sale of its interest in two office buildings to VRM I and VRM II. The net income from the two office buildings are reported as discontinued operations.

	2014	2013
Net loss	$(1,330,000)	$(1,716,000)
Net income attributable to non-controlling interest – related party	50,000	--
Net loss attributable to common stockholders	$(1,380,000)	$(1,716,000)

Net loss. Our net loss is primarily due to costs related to due diligence and the acquisitions and dispositions of properties, including the agreement between VRM I, VRM II and the Company pursuant to which the Company agreed that VRM I and VRM II would receive a 7.5% return on their joint venture investments with the Company. With this return, along with the loss on Baltimore and the incurred acquisition fees, the Company received less than VRM I and VRM II gave in the asset transfer. Management believes these are acquisitions costs incurred in acquisition of the parking facilities which were subject to the joint venture agreements. Also costs associated with the current offering of our common stock contributed to our net loss. Additionally, the majority of the revenue is being generated on our real estate investments were acquired in third quarter 2013.

During the three months ended June 30, 2014 approximately $50,000 of the income related to properties acquired during the third quarter 2013 was attributable to related parties which hold a non-controlling interest in the Company’s acquired properties.

Comparison of operating results for the six months ended June 30, 2014, to the six months ended June 30, 2013

We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.

	2014	2013
Revenues
Interest income from investments in real estate loans	$--	$28,000
Rental revenue	659,000	263,000
Total revenues	$659,000	$291,000

Rental revenue. Total rental revenue earned is from our consolidated properties which were acquired starting in fourth quarter 2012.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee, of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2014	2013
General and administrative	$448,000	$1,048,000
Acquisition expenses	61,000	128,000
Acquisition expenses – related party	1,399,000	214,000
Operation and maintenance	459,000	100,000
Seminar	--	904,000
Loss on sale of investment in real estate	6,000	--
Offering costs	--	1,174,000
Depreciation	98,000	46,000
Total operating expenses	$2,471,000	$3,614,000

General and administrative expenses.  The decrease in G&A expense is due to the Advisor assuming more costs.  Management anticipates the G&A expense reported in the six months ended June 30, 2014 to remain the same in future quarters, provided that the Advisor continues to bear a greater share of our costs.

Acquisition expenses – unrelated and related party. We recognized acquisition expense related to the acquisition of parking facilities of which includes a 7.5% guaranteed return of approximately $0.5 million to VRM I and VRM II for their investment in these properties.  Additionally, we reimbursed VRM I and VRM II for the loss they incurred related to the sale of MVP PF Baltimore 2013, LLC and acquisition expenses.  These expenses incurred in the acquisition of the parking facilities totaled $1,336,000.

Operating and maintenance expenses.  These operating and maintenance expenses consisted primarily of asset and debt management fees of approximately $249,000, property management fees of approximately $91,000 paid to third-party management companies, utilities of approximately $41,000.

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

Depreciation expense.  Depreciation expense consisted of approximately $90,000 related to our acquired property and approximately $8,000 related to our fixed assets.

Other income and expense	2014	2013
Interest expense	$(136,000)	$23,000
Income from investment in equity method investee	6,000	--
Loan fees	(1,000)	2,000
Total other income and expense	$(131,000)	$25,000

Interest expense.  Interest expense increased due to the assumption of debt through acquisitions and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Discontinued operations, net of income taxes	2014	2013
Income from assets held for sale, net of income taxes	$396,000	$--
Total discontinued operations	$396,000	$--

Income from assets held for sale, net of income taxes: During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities.  Also, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings are reported as discontinued operations.

	2014	2013
Net loss	$(1,547,000)	$(3,348,000)
Net income attributable to non-controlling interest – related party	65,000	--
Net loss attributable to common stockholders	$(1,612,000)	$(3,348,000)

Net loss. Our net loss is primarily due to costs related to due diligence and the acquisitions and dispositions of properties, including the agreement between VRM I, VRM II and the Company pursuant to which the Company agreed that VRM I and VRM II would receive a 7.5% return on their joint venture investments with the Company. With this return, along with the loss on Baltimore and the incurred acquisition fees, the Company received less than VRM I and VRM II gave in the asset transfer. Management believes these are acquisitions costs incurred in acquisition of the parking facilities which were subject to the joint venture agreements. Also costs associated with the current offering of our common stock contributed to our net loss. Additionally, the majority of the revenue is being generated on our real estate investments were acquired in third quarter 2013.

During the six months ended June 30, 2014 approximately $65,000 of the income related to properties acquired during the third quarter 2013 was attributable to related parties which hold a non-controlling interest in the Company’s acquired properties.

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

Our calculation of FFO and MFFO is presented in the following table for the six months ended June 30, 2014.

Net Loss	$(1,547,000)
Subtract:
Deferred rental assets	(68,000)
Add:
Depreciation and amortization of real estate assets	537,000
FFO	(1,078,000)
Add:
Acquisition fees and expenses to non-affiliates	61,000
Acquisition fees and expenses to affiliates	1,399,000
MFFO	$382,000

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

Net cash used in operating activities for the six months ended June 30, 2014 was $480,000.  Net cash provided by investing activities for the six months ended June 30, 2014 was $611,000.  The cash provided by financing activities for the six months ended June 30, 2014 was $738,000.

As of June 30, 2014, the Company has five promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the six months ended June 30, 2014 and 2013.

	2014	2013
Selling Commissions – related party	$1,000	$61,000
Acquisition Fees – related party	1,399,000	214,000
Asset Management Fees	236,000	17,000
Debt Financing Fees	12,000	1,000
Total	$1,648,000	$293,000

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

For the six months ended June 30, 2014, we had paid approximately $0.8 million in distributions to our stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRP, are detailed below.

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Inception through June 30, 2014

Distributions paid in cash	$400,000	$422,000	$822,000	$1,411,000
Distributions reinvested in DRP:	47,000	60,000	107,000	182,000
Total distributions:	447,000	482,000	929,000	1,593,000
Sources of distributions:
Proceeds from issuance of common stock	$2,299,000	$1,393,000	$3,692,000	$8,349,000
Cash flows provided by (used in) operations (GAAP basis)	$(978,000)	$498,000	$(480,000)	$(197,000)
Number of shares of common stock issued pursuant to DRIP	5,360	6,860	12,220	20,831

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note D — Related Party Transactions and Arrangements to the financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes effective for the year ending December 31, 2013: therefore, the Company generally will not be subject to federal income tax on income that is distributed to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2014.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$8,630,000	$90,000	$630,000	$2,921,000	$4,989,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$8,630,000	$90,000	$630,000	$2,921,000	$4,989,000

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of the Company’s real estate investment portfolio and operations. One of the Company’s interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, the Company may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps. The Company may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the Company’s interest rate risk on a related financial instrument. The Company will not enter into derivative or interest rate transactions for speculative purposes. The Company is exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, if the Company is not able to replace these swaps, the Company would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.  At June 30, 2014, the Company had fixed rate debt of approximately $8.6 million.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company’s business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk.

As of June 30, 2014, the Company’s debt consisted of approximately $8.6 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of June 30 2014:

	Six Months Ended June 30, 2014
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$320,000	$513,000	$538,000	$565,000	$592,000	$23,104,000	$25,632,000	$24,533,000
Average interest rate	4.79%	4.80%	4.80%	4.80%	4.81%	4.83%	--	--

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended June 30, 2014.

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

As of June 30, 2014, the Company issued 3,353,192 shares of common stock in our initial public offering for a total of approximately $29,284,000, less offering costs.

As of June 30, 2014, the Company has issued 1,110,942 shares of common stock in the Company’s primary offering for approximately $9,907,000 in cash, prior to offering costs recognized as a reduction to the proceeds of approximately $161,000, and 20,831 shares of common stock through our distribution reinvestment plan or DRIP.

As of June 30, 2014, the Company issued 2,217,537 shares of common stock in the Company’s primary offering for approximately $19,484,000 related to acquisitions.

From inception through June 30, 2014, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$223,000
Selling commissions – unrelated party	141,000
Organization and offering expenses	2,512,000
Total expenses	$2,624,000

From the commencement of our offering through June 30, 2014, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $7.3 million.  From the commencement of the offering through June 30, 2014, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.

Share Repurchase Program

During the six months ended June 30, 2014, the Company did not receive any requests to repurchase shares of common stock pursuant to the share repurchase program.  In July 2014, the Company redeemed 1,234 shares through the SRP.

ITEM 5.                      OTHER INFORMATION

During the second quarter of 2014, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K,

ITEM 6.	EXHIBITS

EXHIBIT INDEX

10.1***	Letter Agreement for employment between Steve Reed and MVP Realty Advisors, Inc.
10.2****	Purchase and Sale Agreement, dated June 24, 2014, between Mabley Place LLC and MVP Cincinnati Mabley Place 2014, LLC.
10.3	Separation and Release Agreement between Steven Reed and MVP REIT, Inc, MVP Realty Advisors, Inc and MVP American Securities, LLC
31.1*	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited) (iii) Consolidated Statement of Equity for the six months ended June 30, 2014 (unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited).

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

***	Incorporated by reference to the exhibit included in the Form 8-K filed by MVP REIT, Inc. on May 9, 2014.
****	Incorporated by reference to the exhibit included in the Form 8-K filed by MVP REIT, Inc. on June 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	August 13 2014

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	August 13, 2014