Form 10-Q
period 2014-11-10
MVP REIT, Inc.
filed 2014-11-13
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, there were 3,861,319 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MVP REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	September 30, 2014	December 31, 2013
Cash	$13,197,000	$1,545,000
Accounts receivable	1,000	13,000
Prepaid expenses	228,000	226,000
Deferred rental assets	17,000	--
Investment in equity method investee	--	1,098,000
Investment in cost method investee	--	509,000
Investments in real estate and fixed assets
Land and improvements	13,319,000	2,119,000
Building and improvements	7,104,000	6,366,000
Fixed assets	88,000	88,000
	20,511,000	8,573,000
Accumulated depreciation	(259,000)	(117,000)
Total investments in real estate and fixed assets, net	20,252,000	8,456,000
Capitalized loan fees	63,000	66,000
Deposits	1,140,000	86,000
Due from related parties	465,000	--
Other assets	4,000	3,000
Assets held for sale	--	55,010,000
Total assets	$35,367,000	$67,012,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$259,000	$248,000
Contingent acquisition payable	--	100,000
Due to related parties	--	1,776,000
Liabilities related to assets held for sale	--	35,587,000
Notes payable – related party	--	900,000
Notes payable	8,583,000	4,553,000
Total liabilities	8,842,000	43,164,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of September 30, 2014 and December 31, 2013	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 3,629,502 issued and outstanding as of September 30, 2014 and 2,909,819 issued and outstanding as of December 31, 2013	3,000	3,000
Additional paid-in capital	37,806,000	32,386,000
Accumulated deficit	(11,284,000)	(9,728,000)
Total stockholders’ equity before non-controlling interest- related party	26,525,000	22,661,000
Non-controlling interest- related party	--	1,187,000
Total stockholders’ equity	26,525,000	23,848,000
Total liabilities and stockholders’ equity	$35,367,000	67,012,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Revenues
Interest income from investment in real estate loans	$--	$11,000	$--	$39,000
Rental revenue	494,000	143,000	1,153,000	406,000
Total revenues	494,000	154,000	1,153,000	445,000
Operating expenses
General and administrative	284,000	1,192,000	732,000	2,240,000
Acquisition expenses	22,000	24,000	83,000	338,000
Acquisition expenses – related party	54,000	55,000	1,453,000	83,000
Operation and maintenance	186,000	141,000	645,000	241,000
Seminar	--	32,000	--	936,000
Offering costs	--	741,000	--	1,915,000
Depreciation	58,000	16,000	156,000	62,000
Total operating expenses	604,000	2,201,000	3,069,000	5,815,000

Loss from operations	(110,000)	(2,047,000)	(1,916,000)	(5,370,000)

Other income (expense)
Interest expense	(101,000)	(24,000)	(237,000)	(47,000)
Gain on sale of investment in real estate	124,000	--	130,000	--
Gain (loss) from investment in equity method investee	--	(2,000)	6,000	(2,000)
Loan fees	(1,000)	(2,000)	(2,000)	(4,000)
Total other income (expense)	22,000	(28,000)	(103,000)	(53,000)

Loss from continuing operations	(88,000)	(2,075,000)	(2,019,000)	(5,423,000)

Discontinued operations, net of income taxes
Income (loss) from assets held for sale, net of income taxes	153,000	(1,124,000)	549,000	(1,124,000)
Total income from discontinued operations	153,000	(1,124,000)	549,000	(1,124,000)

Provision for income taxes	--	--	--	--

Net income (loss)	65,000	(3,199,000)	(1,470,000)	(6,547,000)
Net income (loss) attributable to non-controlling interest – related party	21,000	(58,000)	86,000	(58,000)
Net income (loss) attributable to common stockholders	$44,000	$(3,141,000)	$(1,556,000)	$(6,489,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.03)	(1.49)	(0.59)	(6.62)
Discontinued operations	0.05	(0.81)	0.14	(1.37)
Total basic and diluted loss per weighted
average common share	$0.02	$(2.30)	$(0.45)	$(7.99)
Weighted average common shares outstanding, basic and diluted	3,773,519	1,393,810	3,472,915	819,385

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2013	1,000	$--	2,908,162	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000

Issuance of common stock – purchase, net of commissions of $179,000 and offering expenses of $37,000	--	--	689,451	--	6,000,000	--	--	6,000,000

Issuance of common stock - acquisition	--	--	11,936	--	100,000	--	--	100,000

Distributions - DRIP	--	--	21,187	--	--	--	--	--

Distributions - cash	--	--	--	--	(1,265,000)	--	--	(1,265,000)

Contribution from Advisor related to reduction of due to related parties	--	--	--	--	595,000	--	--	595,000

Sale of non-controlling interest	--	--	--	--	--	--	(4,273,000)	(4,273,000)

Capital contribution from non-controlling interest – related party	--	--	--	--	--	--	3,000,000	3,000,000

Redeemed shares	--	--	(1,234)	--	(10,000)	--	--	(10,000)

Net income (loss)	--	--	--	--	--	(1,556,000)	86,000	(1,470,000)

Balance, September 30, 2014	1,000	$--	3,629,502	$3,000	$37,806,000	$(11,284,000)	$--	$26,525,000

The accompanying notes are an integral part of these consolidated statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,470,000)	$(6,489,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	156,000	135,000
Amortization of offering costs	--	1,551,000
Acquisition expense - related party	1,336,000	--
Gain on sale of investment in real estate	(70,000)	(2,000)
Income from investment in equity method investee	6,000	--
Change in operating assets and liabilities:
Accounts receivable	12,000	2,000
Prepaid expenses	(2,000)	126,000
Deferred rental assets	(17,000)	(93,000)
Other assets	186,000	(1,000)
Capitalized loan fees	3,000	(67,000)
Loss attributable to noncontrolling interests	--	(58,000)
Assets held for sale	(127,000)	--
Liabilities related to assets held for sale	(128,000)	--
Due to related parties	(1,611,000)	4,732,000
Accounts payable and accrued liabilities	1,000	356,000
Net cash provided by (used in) operating activities	(1,725,000)	192,000
Cash flows from investing activities:
Investment in real estate	--	(3,975,000)
Proceeds from loan to equity method investee	474,000	--
Investment in equity method investee	--	(1,086,000)
Investment in cost method investee	--	(509,000)
Proceeds from loan to cost method investees	209,000	--
Proceeds received through asset transfer transaction	1,291,000	--
Payment of deposits	(1,140,000)	--
Proceeds from sale of investment in real estate and fixed assets	10,358,000	--
Building improvements on assets held for sale	(328,000)	--
Fixed asset additions	--	(4,000)
Building improvements	--	(6,000)
Net cash provided by (used in) investing activities	10,864,000	(5,580,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	6,000,000	846,000
Capital contribution from noncontrolling interest – related party	3,000,000	--
Proceeds from promissory note	86,000	5,350,000
Proceeds from notes payable on assets held for sale	16,968,000	--
Payments on notes payable on assets held for sale	(21,118,000)	--
Redeemed shares	(10,000)	--
Payments on notes payable	(248,000)	(245,000)
Payments on notes payable – related party	(900,000)	--
Stockholders’ distributions	(1,265,000)	(248,000)
Net cash provided by financing activities	2,513,000	5,703,000

The accompanying notes are an integral part of these consolidated statements.

NET CHANGE IN CASH	11,652,000	315,000
Cash and cash equivalents, beginning of period	1,545,000	531,000
Cash and cash equivalents, end of period	$13,197,000	$846,000

Supplemental disclosures of cash flows information:
Interest paid	$237,000	$320,000
Non-cash investing and financing activities:
Offering costs paid by related party	$--	$364,000
Distributions – DRIP	$185,000	$40,000
Capitalized loan fees related to promissory note	$--	$71,000
Reduction of debt by Advisor and related party recognized as a contribution	$595,000	$4,465,000
Principal payments on note payable paid by related party	$--	$245,000
Land and improvements acquired with common stock and assumed debt	$--	$10,725,000
Building and improvements acquired with common stock and assumed debt	$--	$32,181,000
Increase in Land and Improvements	$--	$--
Increase in Building and Improvements	$--	$--
Debt assumed in acquisitions	$--	$(28,948,000)
Shares issued for contingent acquisition liability	$100,000	$--

Assets	Acquired Assets
Cash received	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets acquired	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities assumed	4,288,000
Net assets acquired	$10,419,000

Assets	Transferred assets
Cash	$101,000
Other assets	22,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets transferred	25,084,000
Liabilities
Accounts payable and accrued liabilities	58,000
Notes payable	14,335,000
Total liabilities transferred	14,393,000
Acquisition-date fair value of the total consideration transferred	$10,691,000

MVP REIT, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and intends to operate in a manner that will allow the Company to qualify, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of September 30, 2014 the Company had sold approximately $31.7 million of its common stock, net of commissions.  Of this amount, approximately $19.5 million were issued in consideration of the contribution of commercial properties to the Company. Our board of directors, including the independent directors, has unanimously approved the extension of our offering to September 25, 2015. Accordingly, our offering of common stock will continue until September 25, 2015, subject to the approval by state securities regulators of renewal applications, if required, in each state where our offering is pending. Notwithstanding such extension, our board of director reserves the discretion to terminate our offering at any time prior to September 25, 2015.

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

The Company’s investment strategy is to invest 97% of the net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to VRTA and VRTB.  Please see “Note L – Acquisitions” to the financial statements included in this Quarterly Report for more information regarding the property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities.

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

As of September 30, 2014, the Company has paid approximately $2.1 million in distributions to the Company’s stockholders, all of which have constituted a return of capital.

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

Capitalization

As of September 30, 2014 the Company had 3,629,502 shares of common stock outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, outstanding (the “Convertible Stock”).

Upon formation, the Company sold 22,222 shares of common stock to the Sponsor for $200,000.    In addition, upon the commencement of our offering, we issued 1,000 shares of convertible stock to our advisor.  After giving effect to the release of waivers and waiver agreements executed in August and September of 2014, all of which were previously disclosed in Form 8-Ks and prospectus supplements, the convertible stock will convert into shares of our common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion if and when:

(a)  the Company has made total distributions on the then outstanding common shares equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or

(b) (i) the Company lists its common shares for trading on a national securities exchange and (ii) the sum of the aggregate market value of the issued and outstanding common shares plus total distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or

(c) the advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (a) or (b) also shall have been satisfied.

As of September 30, 2014 the Company had sold approximately $31.7 million of its common stock, net of commissions.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).  These properties are no longer part of our portfolio.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  As of September 30, 2014, 29,798 common shares have been issued under the DRIP.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  As of September 30, 2014, 1,234 shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC and MVP MS Red Mountain 2013, as well as the Company’s assets that sold during 2014. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying Consolidated Statements of Operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with GAAP.  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the nine months ended September 30, 2014, the Company expensed approximately $1,453,000 of related party and $83,000 non-related party acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the nine months ended September 30, 2014, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000.  As of September 30, 2014 and December 31, 2013 the Company had approximately $12.9 million and approximately $0.8 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the nine months ended September 30, 2014 the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the nine months ended September 30, 2014.

In September 2012, upon the commencement of our offering, we issued 1,000 shares of convertible stock to our advisor.
After giving effect to the release of waivers and waiver agreements executed in August and September of 2014, all of which were previously disclosed in Form 8-Ks and prospectus supplements, the convertible stock will convert into shares of our common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion if and when:

(a)  the Company has made total distributions on the then outstanding common shares equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or

(b) (i) the Company lists its common shares for trading on a national securities exchange and (ii) the sum of the aggregate market value of the issued and outstanding common shares plus total distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or

(c) the advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (a) or (b) also shall have been satisfied.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2014, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the September 30, 2014 presentation.

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

Accounting services

During the nine months ended September 30, 2014 and 2013, Accounting Solutions, an entity partially owned by Mr. Lewis, the Company’s Chief Financial Officer, received fees of approximately $12,000 and $10,000, respectively, for accounting services.

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

Asset purchase by Affiliate

During March 2014, VRM II acquired a 42% interest in Building C, LLC for $3.0 million.  During July 2014 VRM I and VRM II acquired the remaining 58% interest for a total of approximately $3.8 million, net of related note payable secured by property.

During August 2014, VRM I and VRM II acquired 72% and 28%, respectively of Building A, LLC for a total of $6.5 million, net of related note payable secured by property.

Ownership of Company Stock

As of September 30 2014, the Sponsor owned 22,222 shares of the Company’s outstanding common stock (not including additional shares received in DRIP program), VRM I owned 65,622 shares of the Company’s outstanding common stock, VF III owned 66,519 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of September 30, 2014, VRM I and VRM II had notes receivable from the Advisor of approximately $1.1 million and $7.7 million, respectively, which amount has been fully allowed for. The Advisor’s ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company’s public offering and its ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid to the Advisor

The Advisor, an entity owned by VRM I and VRM II, and its affiliates incur and pay costs and fees on behalf of the Company.  The Advisor has advanced funds for certain expenses incurred by the Company.  As of September 30, 2014 these advances totaling $6.9 million have been forgiven.  These reductions were not made in exchange for the issuance of common stock.  For the nine months ended September 30, 2014, the Company paid $2.2 million to the Advisor for accrued fees earned by the Advisor.  As of September 30, 2014, the Company had no balance payable to the Advisor for fees earned by the Advisor.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC (“Selling Agent”), an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds it sells in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the nine months ended September 30, 2014, the Company paid approximately $1,600 in selling commissions to the Selling Agent.  Additionally, the Advisor pays up to an additional 5.25% of offering proceeds for third party broker dealer commissions and due diligence expenses.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead.  As of September 30, 2014, the aggregate amount of fees and expense reimbursements waived by the Advisor is approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the nine months ended September 30, 2014 no acquisition fees were earned.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the nine months ended September 30, 2014 were approximately $304,000.

The Advisor or its affiliates receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the nine months ended September 30, 2014 were approximately $22,000.

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

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the nine months ended September 30, 2014.

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

During July 2014, the Company entered into an agreement to sell the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV to VRM I and VRM II. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million.  On July 31, 2014, the Company completed the sale of the remaining 58% interest in Building C, LLC to VRM I and VRM II. The sale of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by the Company to acquire the buildings which acquisition was within the past twelve (12) months resulting in a net gain of approximately $0.1 million. No commissions were paid in connection with the purchase.

Note J — Fair Value

As of September 30, 2014, the Company had no financial assets and liabilities utilizing Level 1 inputs, Level 2 or Level 3 inputs.  As of December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  The Company had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity and cost method investees.

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

As of September 30, 2014, future principal payments on the notes payable are as follows:

2014	$43,000
2015	200,000
2016	210,000
2017	220,000
Thereafter	7,910,000
Total	$8,583,000

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

The following table summarizes the acquisition-date fair value of the total consideration transferred:

Assets
Cash	$101,000
Other assets	22,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets transferred	25,084,000
Liabilities
Accounts payable and accrued liabilities	58,000
Notes payable	14,335,000
Total liabilities transferred	14,393,000
Acquisition-date fair value of the total consideration transferred	$10,691,000

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

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2014 and 2013, and assumes that the acquisition was completed as of January 1, 2013.
	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Revenues from continuing operations	$494,000	$360,000	$1,427,000	$1,062,000
Revenues from continuing operations	$494,000	$360,000	$1,427,000	$1,062,000
Net loss available to common stockholders	$(22,000)	$(1,882,000)	$(1,850,000)	(4,961,000)
Net loss available to common stockholders per share – basic	$(0.01)	$(1.35)	$(0.53)	$(6.05)
Net loss available to common stockholders per share – diluted	$(0.01)	$(1.35)	$(0.53)	$(6.05)

Revenue and expenses of acquisitions since April 30, 2014 (acquisition date) included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from April 30, 2014 (acquisition date) through September 30, 2014:

Revenue	$349,000
Expenses	(123,000)
Net Income	$226,000

Note M — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

In November 2014, the Company redeemed an additional 9,376 shares through the SRP.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as we commenced operations on December 11, 2012;
•	the fact that we have had a net loss for each quarterly and annual period since inception;
•	our ability to effectively raise and deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our failure to maintain our status as a REIT;
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

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

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of September 30, 2014 the Company had sold approximately $31.7 million of its common stock, net of commissions.  Of this amount, approximately $19.5 million were issued in consideration of the contribution of commercial properties to the Company. Our board of directors, including the independent directors, has unanimously approved the extension of our offering to September 25, 2015. Accordingly, our offering of common stock will continue until September 25, 2015, subject to the approval by state securities regulators of renewal applications, if required, in each state where our offering is pending. Notwithstanding such extension, our board of director reserves the discretion to terminate our offering at any time prior to September 25, 2015.

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

As of September 30, 2014, the Company has acquired 7 properties with the purchase price totaling approximately $20.4 million, not including closing costs. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities.

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

During July 2014, the Company entered into an agreement to sell the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV to VRM I and VRM II. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million.  On July 31, 2014, the Company completed the sale of the remaining 58% interest in Building C, LLC to VRM I and VRM II. The sale of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by the Company to acquire the buildings which acquisition was within the past twelve (12) months resulting in a net gain of approximately $0.1 million. No commissions were paid in connection with the purchase.

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

VRM I and VRM II are Nasdaq-listed companies engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II  may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement, as further described under “Note D – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. As of September 30, 2014, the aggregate amount fees and expense reimbursements waived by the Advisor is approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses  if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

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

RESULTS OF OPERATIONS

Comparison of operating results for the three months ended September 30, 2014, to the three months ended September 30, 2013

We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.

	2014	2013
Revenues
Interest income from investments in real estate loans	$--	$11,000
Rental revenue	494,000	143,000
Total revenues	$494,000	$154,000

Rental revenue. Total rental revenue earned is from our consolidated properties which were acquired starting in fourth quarter 2012.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee, Note I – Assets held for sale, and Note L – Acquisitions, of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2014	2013
Operating expenses
General and administrative	$284,000	$1,192,000
Acquisition expenses	22,000	24,000
Acquisition expenses – related party	54,000	55,000
Operation and maintenance	186,000	141,000
Seminar	--	32,000
Offering costs	--	741,000
Depreciation	58,000	16,000
Total operating expenses	$604,000	$2,201,000

General and administrative expenses.  The decrease in G&A expense is due to the Advisor assuming more costs.  Management anticipates the G&A expense reported in the three months ended September 30, 2014 to remain the same in future quarters, provided that the Advisor continues to bear a greater share of our costs.

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

	2014	2013
Other income and (expense)
Interest expense	$(101,000)	$(24,000)
Gain on sale of investment in real estate	124,000	--
Loss from investment in equity method investee	--	(2,000)
Loan fees	(1,000)	(2,000)
Total other income and expense	$22,000	$(28,000)

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

	2014	2013
Discontinued operations, net of income taxes
Income (loss) from assets held for sale, net of income taxes	$153,000	$(1,124,000)
Total discontinued operations	$153,000	$(1,124,000)

During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and a storage facility.  Also, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings are reported as discontinued operations.

Comparison of operating results for the nine months ended September 30, 2014, to the nine months ended September 30, 2013

We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.

	2014	2013
Revenues
Interest income from investments in real estate loans	$--	$39,000
Rental revenue	1,153,000	406,000
Total revenues	$1,153,000	$445,000

Rental revenue. Total rental revenue earned is from our consolidated properties which were acquired starting in fourth quarter 2012.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee, Note I – Assets held for sale, and Note L – Acquisitions, of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2014	2013
Operating expenses
General and administrative	$732,000	$2,240,000
Acquisition expenses	83,000	338,000
Acquisition expenses – related party	1,453,000	83,000
Operation and maintenance	645,000	241,000
Seminar	--	936,000
Offering costs	--	1,915,000
Depreciation	156,000	62,000
Total operating expenses	$3,069,000	$5,815,000

General and administrative expenses.  The decrease in G&A expense is due to the Advisor assuming more costs.  Management anticipates the G&A expense reported in the nine months ended September 30, 2014 to remain the same in future quarters, provided that the Advisor continues to bear a greater share of our costs.

Acquisition expenses – unrelated and related party. We recognized acquisition expense related to the acquisition of parking facilities of which includes a 7.5% guaranteed return of approximately $0.5 million to VRM I and VRM II for their investment in these properties.  Additionally, we reimbursed VRM I and VRM II for the loss they incurred related to the sale of MVP PF Baltimore 2013, LLC and acquisition expenses.  These expenses incurred in the acquisition of the parking facilities totaled $1,336,000, of which VRM I and VRM II’s share was $0.2 million and $0.3 million, respectively.

Operating and maintenance expenses.  The increase of operating and maintenance expenses is due to the increase of properties in 2014.  During April 2014, we acquired controlling interest in five parking facilities in addition to the two storage facilities owned in 2013.

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

	2014	2013
Other income and expense
Interest expense	$(237,000)	$(47,000)
Gain on sale of investment in real estate	130,000	--
Gain (loss) from investment in equity method investee	6,000	(2,000)
Loan fees	(2,000)	(4,000)
Total other income and expense	$(103,000)	$(53,000)

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

Income from investment in equity method investee.  During the third quarter 2013, the Company acquired a 32% interest in a parking facility in Ft. Lauderdale, FL.  During April 2014, the Company acquired controlling interest of this property and results are now reported through consolidation.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2014	2013
Discontinued operations, net of income taxes
Income (loss) from assets held for sale, net of income taxes	$549,000	$(1,124,000)
Total discontinued operations	$549,000	$(1,124,000)

Income from assets held for sale, net of income taxes: During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and storage. Also, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings are reported as discontinued operations.

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

Our calculation of FFO and MFFO is presented in the following table for the nine months ended September 30, 2014.

Net Loss	$(1,470,000)
Subtract:
Deferred rental assets	(81,000)
Add:
Depreciation and amortization of real estate assets	595,000
FFO	(956,000)
Add:
Acquisition fees and expenses to non-affiliates	83,000
Acquisition fees and expenses to affiliates	1,453,000
MFFO	$580,000

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

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,725,000.  Net cash provided by investing activities for the nine months ended September 30, 2014 was $10,864,000.  The cash provided by financing activities for the nine months ended September 30, 2014 was $2,513,000.

As of September 30, 2014, the Company has three promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the nine months ended September 30, 2014 and 2013.

	2014	2013
Selling Commissions – related party	$2,000	$120,000
Acquisition Fees – related party	1,453,000	83,000
Asset Management Fees	304,000	87,000
Debt Financing Fees	22,000	2,000
Total	$1,781,000	$292,000

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

For the nine months ended September 30, 2014, we had paid approximately $1.3 million in distributions to our stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRP, are detailed below.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Inception through September 30, 2014

Distributions paid in cash	$400,000	$422,000	$443,000	$1,265,000	$1,854,000
Distributions reinvested in DRP:	47,000	60,000	78,000	185,000	260,000
Total distributions:	447,000	482,000	521,000	1,450,000	2,114,000
Sources of distributions:
Proceeds from issuance of common stock	$2,299,000	$1,393,000	$2,308,000	$6,000,000	$10,657,000
Cash flows provided by (used in) operations (GAAP basis)	$(978,000)	$498,000	$(1,245,000)	$(1,725,000)	$(1,442,000)
Number of shares of common stock issued pursuant to DRIP	5,360	6,860	8,967	21,187	29,798

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$8,583,000	$43,000	$630,000	$2,921,000	$4,989,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$8,583,000	$43,000	$630,000	$2,921,000	$4,989,000

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of the Company’s real estate investment portfolio and operations. One of the Company’s interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, the Company may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps. The Company may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the Company’s interest rate risk on a related financial instrument. The Company will not enter into derivative or interest rate transactions for speculative purposes. The Company is exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, if the Company is not able to replace these swaps, the Company would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.  At September 30, 2014, the Company had fixed rate debt of approximately $8.6 million.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company’s business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk.

As of September 30, 2014, the Company’s debt consisted of approximately $8.6 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of September 30 2014:

	Nine Months Ended September 30, 2014
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$41,000	$198,000	$208,000	$218,000	$228,000	$7,690,000	$8,583,000	$5,597,000
Average interest rate	4.64%	4.69%	4.69%	4.69%	4.69%	4.70%	--	--

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1.                      RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended September 30, 2014.

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

As of September 30, 2014, the Company issued 3,629,502 shares of common stock in our initial public offering for a total of approximately $31,654,000, less offering costs.

As of September 30, 2014, the Company has issued 1,377,486 shares of common stock in the Company’s primary offering for approximately $12,324,000 in cash, prior to offering costs recognized as a reduction to the proceeds of approximately $314,000, and 29,798 shares of common stock through our distribution reinvestment plan or DRIP.

As of September 30, 2014, the Company issued 2,217,537 shares of common stock in the Company’s primary offering for approximately $19,484,000 related to acquisitions.

From inception through September 30, 2014, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$224,000
Selling commissions – unrelated party	209,000
Organization and offering expenses	2,549,000
Total expenses	$2,982,000

From the commencement of our offering through September 30, 2014, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $9.3 million.  From the commencement of the offering through September 30, 2014, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.

Share Repurchase Program

During the nine months ended September 30, 2014, the Company did receive requests to repurchase shares of common stock pursuant to the share repurchase program.  In July 2014, the Company redeemed 1,234 shares through the SRP.

ITEM 5.                      OTHER INFORMATION

During the third quarter of 2014, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K,

ITEM 6.	EXHIBITS

EXHIBIT INDEX

10.1***	Release of Waiver Agreement, dated as of August 22, 2014, between MVP Realty Advisors, LLC and MVP REIT, Inc..
10.2****	Irrevocable Waiver, dated September 12, 2014, by MVP Realty Advisors, LLC in favor of MVP REIT, Inc.
31.1*	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following material from the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited) (iii) Consolidated Statement of Equity for the nine months ended September 30, 2014 (unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited).

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

***	Incorporated by reference to the exhibit included in the Form 8-K filed by MVP REIT, Inc. on August 26, 2014.
****	Incorporated by reference to the exhibit included in the Form 8-K filed by MVP REIT, Inc. on September 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	November 13, 2014

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	November 13, 2014