Form 10-K/A
period 2014-03-27
MVP REIT, Inc.
filed 2014-12-17
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 31, 2014, there were 3,175,127 shares of the Company’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the registrant’s Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on November 19, 2014 (the “Form 10-K”), solely for the purpose of revising the opinion from our current auditor as the original opinion did not include an opinion on Schedule III.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4 and 5 of the certifications have been omitted. No other information included in the Form 10-K has been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheet of MVP REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVP REIT, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 20, 2014

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	December 12, 2014

By:	/s/ Dustin Lewis
Dustin Lewis
Chief Financial Officer
Date:	December 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President, Chief Executive Officer and Director	December 12, 2014
Michael V. Shustek	(Principal Executive Officer)

/s/ Dustin Lewis	Chief Financial Officer	December 12, 2014
Dustin Lewis	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	December 12, 2014
John E. Dawson

/s/ Nicholas Nilsen	Director	December 12, 2014
Nicholas Nilsen

/s/ Robert J. Aalberts	Director	December 12, 2014
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	December 12, 2014
Daryl C. Idler, Jr.

EXHIBIT INDEX

1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(6)	Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
1.3(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(8)	Articles of Amendment of MVP REIT, Inc.
4.1(16)	Form of Subscription Agreement
10.1(3)	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC.
10.2(16)	Distribution Reinvestment Plan
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
10.5(9)	Membership Interest Purchase agreement between MVP REIT, Inc. and SETE Holdings, LLC
10.6(1)	Amendment to Advisory Agreement
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