Form 10-K
period 2014-03-27
MVP REIT, Inc.
filed 2015-03-31
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s Telephone Number: (858) 369-7959

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

Class	Market Value as of June 30, 2014
Common Stock, $0.001 Par Value	$30,178,728

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 30, 2015
Common Stock, $0.001 Par Value	5,438,083

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
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

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

As of December 31, 2014 the Company has received net consideration of approximately $42.1 million for the issuance of its common stock in connection with the offering.  Of this amount, approximately $19.5 million were issued in consideration of the contribution of commercial properties to the Company.  Our public offering to of common stock will close on September 15, 2015 and we will not seek any further extension of the offering.

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

The Company’s investment strategy is to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to Vestin Realty Mortgage I (“VRM I”) and Vestin Realty Mortgage II (“VRM II”).  Please see Note L – Acquisitions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for more information regarding the property exchanges. The Company may, from time to time, invest up to 25 % of its offering proceeds in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities.

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

As of December 31, 2014, the Company has paid approximately $2.7 million in distributions including approximately $0.4 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital.  As of December 31, 2014,  all distributions had been paid from offering proceeds. We may continue to pay distributions from sources other than cash flow from operations, including proceeds from the offering, sale of assets or borrowings. We have no limits on the amounts we may pay from such sources. If we pay distributions from sources other than our cash flow from operations, the funds available to us for investments would be reduced and your share value may be diluted.  There is no assurance that we will be able to continue to pay distributions on a monthly basis.

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

Investment Objectives

Our primary investment objective is to generate current income. We anticipate generating current income from rent and other income from properties we acquire and from interest payments on our mortgage loans.

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

Current Investment Focus and Expansion of Geographic Focus

Parking Facilities

Based on current market conditions and other factors, we have decided that a significant focus of our investment strategy will be on parking facilities, including parking lots, parking garages and other parking structures. We may also acquire or invest in other multi-tenant/licensee properties that are not dependent upon a single occupant. In addition, we will seek to expand the geographic focus of our investments by seeking to acquire properties throughout the United States.

We believe parking facilities and certain other multi-tenant/licensee properties possess attractive characteristics not found in other commercial real estate investments, including the following:

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

Moreover, we believe the REIT industry is evolving, with more REITs moving towards specializing in particular types of properties or property location rather than building a diversified portfolio of properties. Therefore, our board has determined that diversification of our portfolio  may not enhance shareholder value and would come at the expense of potentially developing specialized expertise in investments in parking and storage facilities that could provide us with a competitive advantage and distinguish us from other REIT investments in the marketplace.

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

Our Advisor will have substantial discretion with respect to the selection of specific properties. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for parking lots and other multi-tenant/licensee facilities in the area;
•	a property’s geographic location and type;
•	a property’s physical location in relation to population density, traffic counts and access;
•	construction quality and condition;
•	potential for capital appreciation;
•	proposed purchase price, terms and conditions;
•	historical financial performance;
•	rental/parking rates and occupancy/use levels for the property and competing properties in the area;
•	potential for rent increases;
•	demographics of the area;
•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•	potential capital improvements and reserves required to maintain the property;
•	prospects for liquidity through sale, financing or refinancing of the property;
•	potential competitors;
•	the potential for the construction of new properties in the area;
•	treatment under applicable federal, state and local tax and other laws and regulations;
•	evaluation of title and obtaining of satisfactory title insurance; and
•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. Moreover, depending upon real estate market conditions, economic changes and other developments, our board of directors may change our targeted investment focus or supplement that focus to include other targeted investments from time to time without stockholder consent. Notwithstanding the foregoing, we have agreed that no more than 25% of the gross proceeds from our initial public offering will be used to invest in real properties other than parking facilities.  See “Risk Factors – We may change our targeted investments and investment guidelines without stockholder consent.”

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

There are risks and uncertainties relating to the expansion of the geographic scope of our potential investments, and our current targeted investment focus on multi-tenant/licensee properties. Our company’s historical experience has been primarily in the Western and Southwestern regions of the United States and other areas where our affiliates and correspondents have experience. We may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets we enter, which could adversely affect our ability to successfully expand into or operate within those markets. In addition, because a significant focus for our investments will be parking facilities, our revenues will be significantly influenced by demand for such properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio. Any parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income.

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

Income Taxes

As of December 31, 2014, the Company was organized and conducted our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  The Company’s Taxable Income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

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

We will seek to invest substantially all of our initial public offering proceeds available for investment, after the payment of fees and expenses, in (i) real property and (ii) real estate secured loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans secured by real estate, in each case, that meets our investment objectives. As of December 31, 2014, we had ownership in eight properties, consisting of six parking facilities and two self-storage facilities. Therefore, you should view our initial public offering as  being in substantial part a blind pool, in that we are not able to provide you with information regarding future properties we might acquire or invest in. You will not have an opportunity to evaluate any such properties, and will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors and our advisor will have broad discretion in implementing our investment strategy, objectives and policies. These factors increase the risk that your investment may not generate returns comparable to our competitors and may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we fail to raise sufficient funds through our initial public offering, then we will be unable to build a large, diversified portfolio of properties and the poor performance of a single investment could materially adversely affect our overall investment performance.

Shares of our common stock are being offered on a “best efforts” basis through a public offering, which commenced at the end of September 2012. As of December 31, 2014, we have sold approximately $42.1 million of our shares and have invested in eight properties.  Our initial public offering will continue until September 25, 2015.   If we are unable to raise significant additional proceeds, we will not be able to achieve a broadly diversified portfolio. Failure to build a diversified portfolio increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

We depend upon our advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. While our advisor’s personnel have substantial experience in investing in real estate secured loans, they have only limited experience in making direct investments in real estate. We will also depend upon the performance of third-party loan servicers to service our loan investments. Except for investments that may be described in supplements to our prospectus prior to the date you subscribe for our shares, you will have no opportunity to evaluate the economic merits or the terms of our investments before making a decision to invest in our company. You must rely entirely on the management abilities of our advisor, the loan servicers our advisor selects and the oversight of our board of directors. We cannot assure you that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable, or be limited in our ability, to pay distributions and we may not be able to meet our investment objectives.

We may change our targeted investments and investment guidelines without stockholder consent.

Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report.  We will disclose to our stockholders any material changes to our investment guidelines as required pursuant to SEC rules.  A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of shares of our common stock and our ability to make distributions to you. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors.  Notwithstanding the foregoing, we have agreed that no more than 25% of the gross proceeds from our initial public offering will be used to invest in real properties other than parking facilities.

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

We have paid, and may continue to pay, our distributions from sources other than cash flow from operations, which has reduced the funds available for the acquisition of properties and may reduce our stockholders’ overall return.

As of December 31, 2014, we have paid all of our distributions from proceeds from issuance of our common stock in the offering or under our distribution reinvestment plan. Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations.  However, we may not generate sufficient cash flow from operations to fund distributions.  Therefore, we may need to continue to utilize offering proceeds, borrow funds or request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses in order to make cash distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we continue to pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.

Because we have paid, and may continue to pay, our cash distributions from sources other than cash flow from operations, such distributions may not reflect the current performance of our real property investments or our current operating cash flows, and may constitute a return of capital or taxable gain from the sale or exchange of property.

Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to utilize offering proceeds, borrow funds or request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses in order to make cash distributions.  Because the amount we pay out in distributions may exceed our cash flow from operations, the amount of distributions paid at any given time may not reflect the current performance our real property investments or our current cash flow from operations. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of capital (rather than a return on capital) and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

We have experienced losses in the past, and we may experience additional losses in the future.

Historically, we have experienced net losses (calculated in accordance with accounting principles generally accepted in the United States of America) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.

Any adverse changes in our advisor’s financial health or our relationship with our advisor or its affiliates could hinder our operating performance and the return on your investment.

We have engaged our advisor to manage our operations and our portfolio of investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates as well as our advisor’s real estate, finance and securities professionals in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Any adverse changes in our advisor’s financial condition or our relationship with our advisor or its affiliates could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

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

Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until  2018 . There can be no assurance that we will effect a liquidity event within such time or at all. If we do not successfully implement a liquidity transaction, you may have to hold your investment for an indefinite period. You should purchase our shares only as a long-term investment because of the generally illiquid nature of the shares.

There currently is no public market for our common stock and there may never be one. In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the listing of shares of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets; or (3) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until  2018 . There can be no assurance that we will cause a liquidity event to occur at such time or at all. If we do not pursue a liquidity transaction your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

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

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchase Program” for a description of the terms and limitations associated with our share repurchase program. As a result of these limitations, the repurchase price you may receive upon any such repurchase may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and you should not assume that you will be able to sell all or any portion of your shares back to us pursuant to our share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

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

Because a predominant focus for our investments will be parking facilities, our revenues will be significantly influenced by demand for such properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

   We have decided that a predominant focus for our portfolio of investments and acquisitions will be parking facilities and possibly other multi-tenant/licensee properties. There are no specific targets for such properties as a percentage of our total portfolio, nor are there any limitations in this regard. However, based on our current investment strategy to focus predominantly on parking facilities, a substantial percentage of our portfolio will consist of parking and similar properties, and we have agreed that no more than 25% of the gross proceeds from our initial public offering may be used to invest in real properties other than parking facilities.  As of December 31, 2014, we hold investments in eight properties, consisting of six parking facilities and two self-storage facilities.  A decrease in the demand for paid parking facilities, or other developments adversely affecting such sector of the property market, including a downturn in the economy, emergency safety measures, natural disasters and acts of terrorism, would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. Adverse developments affecting such sectors of the property market could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to shareholders.

Any parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income.

We believe that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking, as well as municipal and other governmental entities that choose not to outsource their parking operations. Many of the competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our parking fee revenues.

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

We operate our parking and storage facilities typically through triple net leases or management contracts. Under either arrangement, we typically rely upon the lessee or the manager to manage and conduct the daily operations of the facilities. In addition, under a triple net lease arrangement, the lessee is generally responsible for all of the operating expenses at our leased location. Our management contracts are typically for a term of one to three years, although the contracts may often be terminated, with or without cause, giving the manager an opportunity to negotiate an increase in management fees or other allocated costs, for example. The loss or renewal on less favorable terms of a lease or management contract, or a breach or other failure to perform by a lessee or manager under a lease or management contract, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental and other income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in economic conditions in general could reduce the demand for parking and, as a result, reduce our revenues and adversely affect our financial condition.

     Adverse changes in global, national and local economic conditions could have a negative impact on our business. If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for parking services, our revenues could be reduced. Adverse changes in local and national economic conditions could also reduce parking spaces or depress prices for parking services. In addition, our parking facilities tend to be concentrated in urban areas. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition.

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

Our business strategy contemplates that certain of our investments may be in real estate and real estate secured loans in markets which have suffered significant declines in value in recent years. As a result, such investments may entail greater risk of loss resulting in a decline in the value of your shares and reduced distributions to stockholders.

Our sponsor’s historic experience is primarily in states in the Western and Southwestern United States such as Nevada, Arizona, California, Texas and Utah. The real estate markets in a number of these states have suffered significant declines in value over the last several years. One of our business strategies contemplates investing in under-valued properties, including in the Western and Southwestern United States, and seeking to profit from future appreciation in such properties, as well as lending to borrowers who are developing properties with significant growth potential in such geographic markets. As the real estate markets in which we operate have begun to improve, it may become more difficult for us to identify undervalued property or suitable borrowers to execute this business strategy.  Even if we are able to identify such potential investments, we continue to bear the risks that we may acquire properties that fail to appreciate in value and we may make loans to borrowers who are unable to complete their projects and repay their loans as a result of persistent weakness in local real estate markets or other factors. In such event, the value of our investments may decline and we may experience a high level of defaults on our loans, resulting in a likely decline in the value of your shares and reduced distributions to our stockholders.

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

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. Since 2007, liquidity in the market for non-prime and sub-prime mortgage loans, and the real estate investments that depend on the performance of such loans, has decreased dramatically. While certain real estate markets have begun to improve, any continuing market volatility and instability may interfere with the successful implementation of our business strategy, decrease revenues and the return on our investments and make it more difficult for us to collect rents or fee revenue.  An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could also have a material negative impact on the values of our investments in real estate and real estate secured loans. In addition, since borrowers often use anticipated increases in the value of their existing properties to support the purchase or investment in additional properties, declining real estate values will likely reduce the demand for real estate secured loans, thereby reducing the number of such loans available for acquisition by us. Borrowers may be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

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

We have significant competition with respect to our acquisition of assets with many other companies, including other REITs, owners and managers of parking facilities, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.  We may also face intense competition to attract tenants to some of the properties we may acquire. There is no assurance that we will be able to attract tenants on favorable terms, if at all. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, parking facilities and other real properties that we may acquire as investments in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to the lessee or manager of a parking facility or other real property we own. To the extent such increases cannot be passed on to the lessee or manager, any such increase would cause our cash flow and our operating results to decrease.

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

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may seek to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, operations of our parking facilities and other tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, oil leaks and other vehicle discharge, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to you.

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

The leases on the properties underlying  real estate secured loans we may make may not be renewed on favorable terms.

The properties underlying  real estate secured loans we may make could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be re-let or, if re-let, the terms of the renewal or re-letting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenants’ ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or re-letting are significantly lower than expected, the value of our real estate secured loans may be adversely affected.

Real estate secured loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.

The real estate secured loans we may invest in will be at risk of defaults caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the real estate secured loans will remain at the levels existing on the dates of acquisition of such loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

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

If there are defaults under  mortgage loans we make, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the mortgagor raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on  real estate secured loans may be limited by regulations.

 Any loan investments we make may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make or invest in real estate -related loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make or invest in real estate secured loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

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

We may acquire subordinated real estate secured loans. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

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

Since the borrowers for our real estate secured loans are likely to be legal entities rather than individuals, our risk of loss may be greater than those of mortgage loans made to individuals. Unlike individuals involved in bankruptcies, most of the entities generally do not have personal assets and creditworthiness at stake. The terms of the mortgage loans generally require that the borrowers covenant to be single-purpose entities, although in some instances the borrowers are not required to observe all covenants and conditions that typically are required in order for them to be viewed under standard rating agency criteria as “single-purpose entities.” Borrowers ‘organizational documents or the terms of the mortgage loans may limit their activities to the ownership of only the related mortgaged property or properties and limit the borrowers’ ability to incur additional indebtedness. These provisions are designed to mitigate the possibility that the borrowers’ financial condition would be adversely impacted by factors unrelated to the mortgaged property and the mortgage loan in the pool.

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

We disclose funds from operations, or FFO, a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and our computation of FFO may not be comparable to other REITs.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

Risks Related to Our Financing Strategy

The real estate finance industry has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions in the United States generally.

Beginning in mid-2007, the global financial markets experienced significant declines in the values of nearly all asset classes and an unprecedented lack of liquidity. This market disruption was initially triggered by the subprime residential lending and single family housing markets experiencing significant default rates, declining real estate values and increasing backlog of housing supply. Other lending markets also experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly to commercial real estate and other credit markets. Financial conditions affecting some real estate markets have begun to improve amid low Treasury rates and increased lending from banks, insurance companies and other financial institutions. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments; the availability or the terms of financing that we may anticipate utilizing; our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity; and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets with outside capital. Notwithstanding the improvements in the credit markets since the economic downturn beginning in mid-2007, real estate lenders and investors continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be severely impacted.

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

In addition, our advisor hired John Roy and Lance Miller in August 2014 to serve as its Chief Investment Officer and Chief Technology Officer.  Mr. Roy and Mr. Miller are also the co-founders and primary owners of JNL Parking, LP, a brokerage and consulting company specializing in the parking industry.  As part of Mr. Roy and Mr. Miller’s employment arrangement with our advisor, each of them, through JNL Parking, has agreed to grant the Company a right of first refusal on all listings by JNL Parking for investments in parking facilities.  As a result of the continued affiliations with JNL Parking, Mr. Roy and Mr. Miller may receive, through JNL Parking, commissions, fees and other compensation from us, our advisor and its affiliates, including in the event that the Company exercises its right of first refusal on a listing by JNL Parking.  The receipt of such commissions, fees and other compensation through JNL Parking could influence Mr. Roy’s and Mr. Miller’s advice to us, in their capacity as our advisor’s Chief Investment Officer and Chief Technology Officer.  Among other matters, these compensation arrangements could affect their judgment by directing the Company’s acquisitions of investments to those parking investments listed by JNL Parking, which will entitle Mr. Roy and Mr. Miller, through their ownership interest in JNL Parking, to commissions, fees and other compensation if the Company acquires such investments.  We may also encounter conflicts of interest in enforcing our rights against JNL Parking in the event of a default by or disagreement with JNL Parking or in invoking powers, rights or options pursuant to any agreement between us and JNL Parking.

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

Our advisor has no employees and relies upon the key real estate, finance and securities professionals of our sponsor to identify suitable investment opportunities for us. Our sponsor and other affiliated entities also rely on many of the same real estate, finance and securities professionals. Our investment strategy is similar to that of our sponsor and its affiliated entities. When these real estate, finance and securities professionals direct an investment opportunity to any affiliated entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each entity. The allocation of investment opportunities could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to you.

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

We have co- invested in property together with one or more of our affiliates, including with the owners of our advisor, Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc.  We may make additional co-investments in real estate of real estate-secured loans with our affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and our advisor’s key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our advisor’s key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of our sponsor, our advisor, MVP AS and other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

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

To ensure that neither we nor any of our subsidiaries are required to register as an investment company, an entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire securities or interests in companies that we would otherwise want to acquire. We will monitor our holdings and those of our subsidiaries to ensure continuing and ongoing compliance with these tests, and we will be responsible for making the determinations and calculations required to confirm our compliance with these tests. If the SEC does not agree with our determinations, we may be required to adjust our activities or those of our subsidiaries.

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

We have issued 1,000 shares of our convertible stock to our advisor, for which our advisor contributed $1,000. Our convertible stock will convert to shares of our common stock if and when: (A)  we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or (B)  (i) we list our common stock for trading on a national securities exchange and (ii) the sum of the aggregate market value of the issued and outstanding shares of our common stock plus our distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or (C)  our advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (A) or (B) also shall have been satisfied.  For purposes of such calculation, the market value of our outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange. In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00 per share. In general, upon the occurrence of any of the conditions set forth above, our issued shares of convertible stock will convert into a number of shares of common stock representing three and one-half percent (3.50%) of the outstanding shares of our common stock immediately preceding the conversion.  Upon the issuance of shares of our common stock in connection with the conversion of our convertible stock, your interests in us will be diluted.

The conversion of the convertible stock held by our advisor may discourage a takeover attempt or prevent us from effecting a merger that otherwise would have been in the best interests of our stockholders.

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

We believe we will operate in such a manner as to qualify, and we have elected to be treated, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service and is based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, as of the date hereof we have no operating history or assets and both the opinion and any other assessment regarding our qualification as a REIT depends wholly on projections regarding our future activities and our ability, within one year after our receipt thereof, to apply the proceeds of our initial public offering to qualifying assets for purposes of the REIT requirements.

If we were to fail to continue to qualify as a REIT for any taxable year, or if our board determined to revoke our REIT election, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax.

Lastly, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

To remain qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations or having to borrow funds.

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

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate headquarters are located at 12730 High Bluff Drive, San Diego, CA  92130 and the Company has an additional office located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.

As of December 31, 2014, the Company has acquired, along with affiliated entities, eight properties of which our share of the aggregate purchase price total $30,631,000, including closing costs.  These acquisitions were funded by the ongoing initial public offering, through the issuance of the Company’s common stock, financing and assuming liabilities.

The following table sets forth the property description, percentage owned, location, year built, leasable square feet and other information with respect to the properties that the Company has acquired as of December 31, 2014:

Property Description	Location(s)	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate Purchase Price1	Percentage Owned	Occupancy at December 31, 20142
Cedar Park self-storage facility	Cedar Park, Texas	2006	52,000	12/14/2012	$3,275,000	100%	81.10%
Ft. Lauderdale Parking Facility	Ft. Lauderdale, Florida	n/a	n/a	7/31/2013	$3,400,000	100%	100.00%
Memphis Court Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$190,000	100%	100.00%
Memphis Poplar Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$2,685,000	100%	100.00%
Kansas City Parking Facility	Kansas City, Missouri	n/a	n/a	8/28/2013	$1,550,000	100%	100.00%
St. Louis Parking Facility	St. Louis, Missouri	n/a	n/a	9/4/2013	$4,125,000	100%	100.00%
Red Mountain self-storage facility	Boulder City, Nevada	1996	111,913	9/12/2013	$5,200,000	100%	96.32%
Mabley Place Parking Facility	Cincinnati, Ohio	n/a	n/a	12/9/2014	$14,580,000	70%	100.00%

1 Certain property acquisitions were part of an aggregate acquisition of multiple properties. The amount presented reflects the price allocated to the property as part of the total consideration from the aggregate acquisition agreement and not the amount assigned to the property pursuant to the agreement.
2 Occupancy does not include non-parking related space.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes.  As of March 31, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until 2018. Our charter does not require our board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available at all.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $9.00 per share as of December 31, 2014. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholder Information

As of March 30, 2015, there were 748 holders of record of the Company’s common shares. The number of stockholders is based on the records of the Company’s transfer agent.

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

2 Occupancy does not include non-parking related space.

As of December 31, 2014, all of our distributions constituted a return of capital as we have paid distributions from offering proceeds only. We may continue to pay distributions from sources other than cash flow from operations, including proceeds from the offering, sale of assets or borrowings. We have no limits on the amounts we may pay from such sources. If we pay distributions from sources other than our cash flow from operations, the funds available to us for investments would be reduced and your share value may be diluted.  In addition, no assurance can be given that we will be able to continue to make distributions on a monthly basis.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” for more information on distributions.

Distribution Reinvestment Plan

We currently have a distribution reinvestment plan pursuant to which you may have the distributions you receive automatically reinvested in additional shares of our common stock. During this offering, you may purchase common stock under our distribution reinvestment plan for $8.73 per share. However, we may amend the plan to offer shares at such prices as we determine necessary or appropriate to ensure our dividends are not “preferential” for incomes tax purposes. No sales commissions will be paid in connection with shares purchased pursuant to our distribution reinvestment plan. A copy of our form of distribution reinvestment plan is included as Appendix B to this prospectus.

Investors participating in our distribution reinvestment plan may purchase fractional shares. If sufficient shares of our common stock are not available for issuance under our distribution reinvestment plan, we will remit excess distributions in cash to the participants. If you elect to participate in the distribution reinvestment plan, you must agree that, if at any time you fail to meet the applicable investor suitability standards or cannot make the other investor representations or warranties set forth in the then current prospectus, the subscription agreement or our articles relating to such investment, you will promptly notify us in writing of that fact.

Stockholders purchasing common stock pursuant to the distribution reinvestment plan will have the same rights and will be treated in the same manner as if such common stock were purchased pursuant to this offering.

At least quarterly, we will provide each participant a confirmation showing the amount of the distributions reinvested in our shares during the covered period, the number of shares of our common stock owned at the beginning of the covered period, and the total number of shares of common stock owned at the end of the covered period. We have the discretion not to provide a distribution reinvestment plan, and a majority of our board of directors may amend, suspend or terminate our distribution reinvestment plan for any reason (except that we may not amend the distribution reinvestment plan to eliminate a participant’s ability to withdraw from the plan) at any time upon 10 days’ prior notice to the participants. Your participation in the plan will also be terminated to the extent that a reinvestment of your distributions in our common stock would cause the percentage ownership limitation contained in our charter to be exceeded. Otherwise, unless you terminate your participation in our distribution reinvestment plan in writing, your participation will continue even if the shares to be issued under the plan are registered in a future registration. You may terminate your participation in the distribution reinvestment plan at any time by providing us with 10 days’ written notice. A withdrawal from participation in the distribution reinvestment plan will be effective only with respect to distributions paid more than 30 days after receipt of written notice. Generally, a transfer of common stock will terminate the stockholder’s participation in the distribution reinvestment plan as of the first day of the month in which the transfer is effective.

If you participate in our distribution reinvestment plan and are subject to federal income taxation, you will incur a tax liability for distributions allocated to you even though you have elected not to receive the distributions in cash, but rather to have the distributions withheld and reinvested in our common stock. Specifically, you will be treated as if you have received the distribution from us in cash and then applied such distribution to the purchase of additional shares of our common stock. You will be taxed on the amount of such distribution as ordinary income to the extent such distribution is from current or accumulated earnings and profits, unless we have designated all or a portion of the distribution as a capital gain distribution. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our distribution reinvestment plan may be deemed to be taxable as income to participants in the plan. Please see “Risk Factors — Federal Income Tax Risks — You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.”

Notwithstanding any of the foregoing, an investor’s participation in our distribution reinvestment plan will terminate automatically if we dishonor, or partially dishonor, any requests by such investor to redeem our shares of common stock in accordance with our share repurchase program. We will notify investors of any such automatic termination from our distribution reinvestment plan.

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

During the year ended December 31, 2014, the Company did receive requests to repurchase shares of common stock pursuant to the share repurchase program.  As of December 31, 2014, the Company redeemed 10,610 shares through the share repurchase program (“SRP”).  For the period from January 1, 2015 through the date of this filing, the Company has redeemed an additional 2,500 shares and has pending requests to redeem an additional 12,211 shares.

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

As of December 31, 2014, the Company issued 4,188,956 shares of common stock in our initial public offering for a total of approximately $42,114,000, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2014:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	1,934,493	$16,876,000
Issuance of common stock – acquisition	--	2,217,537	19,482,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	40,504	--
Redeemed shares	--	(10,610)	(95,000)
Distributions –Cash	--	--	(2,327,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	4,188,956	$42,114,000

From inception through December 31, 2014, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$224,000
Selling commissions – unrelated party	346,000
Organization and offering expenses	2,555,000
Total expenses	$3,125,000

From the commencement of our offering through December 31, 2014, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $13.7 million.  From the commencement of the offering through December 31, 2014, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.  In addition, if we continue to pay distributions from offering proceeds and other sources other than our cash flow from operations, the funds available to us for investments would be reduced, your share value may be diluted, the expenses and other amounts, as percentage of the total offering proceeds, may be higher.  For the year ended December 31, 2014, the ratio of the costs of raising capital to the capital raised is approximately 3.53%.

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

Our convertible stock will convert into shares of our common stock if:

•
we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or

•
(i) we list our common stock for trading on a national securities exchange and (ii) the sum of the aggregate market value of the issued and outstanding shares of our common stock plus our distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or

•
our advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (A) or (B) also shall have been satisfied.

For purposes of such calculation, the market value of our outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange.

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

The equity incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of the Company selected by the board of directors for participation in the equity incentive plan. Stock options granted under the equity incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the equity incentive plan will have an exercise price or base price that is not less than the fair market value of the Company’s common stock on the date of grant, and otherwise will be subject to the other terms and conditions set forth in the equity incentive plan and any specific award agreement, as applicable.  In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award).

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

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2014 and 2013 and the period from April 3, 2012 (inception) through December 31, 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements.  Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

BALANCE SHEET DATA:	December 31, 2014	December 31, 2013
Total assets	$50,195,000	$67,012,000
Total liabilities	$17,923,000	$43,164,000
Total equity	$32,272,000	$23,848,000

STATEMENT OF OPERATIONS DATA:	The year ended December 31, 2014	The year ended December 31, 2013	The period from April 3, 2012 (inception) through December 31,2012
Total revenues	$658,000	$39,000	$--
Total expenses	$(2,490,000)	$(8,671,000)	$(1,141,000)
Net loss	$(1,832,000)	(8,632,000)	$(1,141,000)
STATEMENT OF CASH FLOWS DATA:
Net cash (used in) provided by operating activities	$(2,779,000)	$473,000	$(190,000)
Net cash used in investing activities	$(2,631,000)	$(2,940,000)	$(3,279,000)
Net cash provided by financing activities	$17,677,000	$3,481,000	$4,000,000

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward Looking Statements” preceding Part I.

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of December 31, 2014 the Company has received net consideration of approximately $42.1 million for the issuance of its common stock.  Of this amount, approximately $19.5 million were issued in consideration of the contribution of commercial properties to the Company.

Our public offering of common stock will close on September 15, 2015, and we will not seek any further extensions of the offering.

The Company’s investment strategy is to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.

As of December 31, 2014, the Company has acquired, eight properties with the purchase price totaling approximately $35.0 million, including closing costs, which includes a 30% minority interest held by third parties on one property. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities.

On March 20, 2014, as part of its strategy to focus on parking and storage facilities as its core assets, the Board of Directors of the Company, along with the Board of Directors for VRM I and VRM II approved a transaction whereby the Company exercised the Purchase Right to acquire VRM I and VRM II’s interest in five parking facilities, net of the assumed debt secured by the real estate and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate, in exchange for VRM I and VRM II receiving interests in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, the Company holds a 100% interest in five parking facilities and storage facility. VRM I and VRM II hold 100% of the four office properties.  On April 30, 2014 the transaction was completed.

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

During December 2014, the Company has acquired 70% tenant-in-common interest in a parking garage located in Cincinnati OH. The Company financed $9.0 million of the $15.0 million purchase price with a 10 year loan with a fixed interest rate of 4.25%.  This loan is secured by the property.

During January 2015, the Company acquired 100% interest in a parking facility located in Denver CO.  The Company purchased the property for approximately $0.6 million.

The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities.  In addition, the Company has agreed no more than 25% of the gross proceeds from its initial public offering will be used to invest in real properties other than parking facilities.

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

VRM I and VRM II are Nasdaq-listed companies engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II  may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement, as further described under “Note D – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Annual Report. As of December 31, 2014, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses  if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company’s focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. For additional discussion regarding potential conflicts of interests, please see “Risk Factors—Risks Related to Conflicts of Interest” and “Item 13 – Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

As of December 31, 2014, the Company has acquired eight properties of which the Company’s share of the purchase price totals $30,631,000, including closing costs. These acquisitions were funded by the ongoing initial public offering, through the issuance of our common stock, financing and assuming liabilities. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below are not indicative of future results of operations.  The Company also funded our first investment in a real estate loan during April 2013.  In July 2013, the Company sold the entire balance of the real estate loan; VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

Comparison of operating results for the year ended December 31, 2014, to the year ended December 31, 2013:

	2014	2013
Revenues
Interest income from investment in real estate loans	$--	$39,000
Rental revenue	658,000	--
Total revenues	$658,000	$39,000

During April 2013 the Company acquired a loan in the amount of $2.0 million with an interest rate of 7.5%.  The interest earned on this loan was approximately $39,000.  During July 2013, the Company sold the entire balance of the real estate loan; VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.  No gain or loss was recognized.  There were not investments in real estate loans during 2014.  Total rental revenue earned is from our six consolidated properties which were acquired during 2014.  Assets purchased in 2012 and 2013 are either sold or held for sale as of December 31, 2014 and income from those investments are reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes in our consolidated statements of operations.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee, and Note L – Acquisitions of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

	2014	2013
Operating expenses
General and administrative	$775,000	$2,741,000
Acquisition expenses	235,000	567,000
Acquisition expenses – related party	1,898,000	155,000
Operation and maintenance	422,000	213,000
Seminar	--	965,000
Offering costs	--	2,512,000
Depreciation	44,000	15,000
Total operating expenses	$3,374,000	$7,168,000

The decrease in G&A expense is due to the Advisor assuming more costs.  Management anticipates the G&A expense reported in the year ended December 31, 2014 to remain the same in future periods, provided that the Advisor is willing and able to continue to bear a greater share of our costs.  For the year ended December 31, 2014, the operating expenses represented 38% of our average invested assets.  Seminar expenses consisted of meeting room space, costs for printing materials, meals for seminars held at restaurants and other miscellaneous costs related to seminars.  These seminars were discontinued in third quarter 2013.  As the Company commenced operations on December 11, 2012, the offering costs previously deferred were being amortized to expense as offering costs over 12 months on a straight-line basis in the amount of approximately $0.5 million per quarter.  These deferred costs were completely expensed as of December 31, 2013.

	2014	2013
Other income and expense
Interest expense	$(143,000)	$(20,000)
Income from investment in equity method investee	6,000	8,000
Other income	127,000	--
Loan fees	(26,000)	(68,000)
Total other income and expense	$(36,000)	$(80,000)

Interest expense increased due to the assumption of debt through acquisitions and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.  Other income increased due to the recognition of a property tax receivable that was determined to be collectible related to the sale of the Baltimore property.

See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

	2014	2013
Discontinued operations, net of income taxes
Gain on sale of investment in real estate held for sale	$44,000	$--
Income (loss) from assets held for sale, net of income taxes	876,000	(1,423,000)
Total discontinued operations	$920,000	$(1,423,000)

During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and a storage facility.  Additionally, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings are reported as discontinued operations.  Subsequently, during January 2015, management has entered into a plan to sell the storage unit assets which results in the financial reporting of these assets, liabilities and results of operation to held for sale and discontinued operations.

Comparison of operating results for the year ended December 31, 2013, to the Period from April 3, 2012 (Inception) through December 31, 2012:

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Revenues
Interest income from investment in real estate loans	$39,000	$--
Total revenues	$39,000	$--

During April 2013 the Company acquired a loan in the amount of $2.0 million with an interest rate of 7.5%.  The interest earned on this loan was approximately $39,000.  During July 2013, the Company has sold the entire balance of the real estate loan, VRM II repurchased $1.0 million and a third party investor purchased the remaining $1.0 million.  No gain or loss was recognized.

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Operating expenses
General and administrative	$2,741,000	$909,000
Acquisition expenses	567,000	18,000
Acquisition expenses – related party	155,000	--
Operation and maintenance	213,000	1,000
Seminar	965,000	--
Offering costs	2,512,000	--
Depreciation	15,000	7,000
Total operating expenses	$7,168,000	$935,000

Operating expenses have increased due to recent and potential acquisitions and operations of properties acquired as the Company continues to raise funds from its operations. The increase in general and administrative expenses consisted primarily of professional fees, wages and benefits, insurance, director’s fees and office rent paid through our Advisor.  The seminar expenses consisted of meeting room space, costs for printing materials, meals for seminars held at restaurants and other miscellaneous costs related to seminars.  As the Company commenced operations on December 11, 2012, the offering costs previously deferred are being amortized to expense as offering costs over 12 months on a straight-line basis in the amount of approximately $0.5 million per quarter.

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Other income and expense
Interest expense	$(20,000)	$(2,000)
Income from investment in equity method investee	8,000	--
Loan fees	(68,000)	--
Total other income and expense	$(80,000)	$(2,000)

Interest expense increased due to a promissory note to Now Fund II, LP, a company wholly owned by Michael Shustek, the Company’s President and Chief Executive Officer and the financing of our Directors and Officers liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds the Company raises in its ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives. During the third quarter the Company acquired a 32% interest in a parking facility in Ft. Lauderdale, FL.  Income from this property is reported as income from investment in equity method investee.  During the year ended December 31, 2013, the Company expensed approximately $68,000 of capitalized loan fees related to the promissory notes issued by Cedar Park and Red Mountain.

See Note H – Investment in Equity Method Investee and Investment in Cost Method Investee of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K

	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Discontinued operations, net of income taxes
Gain on sale of investment in real estate held for sale	$44,000	$--
Income (loss) from assets held for sale, net of income taxes	876,000	(1,423,000)
Total discontinued operations	$920,000	$(1,423,000)

During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and a storage facility.  Additionally, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings are reported as discontinued operations.  Subsequently, during January 2015, management has entered into a plan to sell the storage unit assets which results in the financial reporting of these assets, liabilities and results of operation to held for sale and discontinued operations.

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

Our calculation of FFO and MFFO is presented in the following table for the year ended December 31, 2014.

Net Loss	$(1,832,000)
Subtract:
Deferred rental assets	(332,000)
Add:
Depreciation and amortization of real estate assets	699,000
FFO	(1,465,000)
Add:
Acquisition fees and expenses to non-affiliates	235,000
Acquisition fees and expenses to affiliates	1,898,000
MFFO	$668,000

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

Net cash used in operating activities for the year ended December 31, 2014 was $2,779,000.  Net cash used in investing activities for the year ended December 31, 2014 was $2,631,000.  The cash provided by financing activities for the year ended December 31, 2014 was $17,677,000.

As of December 31, 2014, the Company has four promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the years ended December 31, 2014, December 31, 2013 and for the period from April 3, 2012 (inception) through December 31, 2012.

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the Period from April 3, 2012 (inception) through December 31, 2012
Selling Commissions – related party	$2,000	$152,000	$67,000
Acquisition Fees – related party	1,898,000	1,908,000	186,000
Asset Management Fees	350,000	209,000	1,000
Debt Financing Fees	29,000	4,000	--
Total	$2,279,000	$3,026,000	$295,000

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

As of December 31, 2014, the Company has paid approximately $2.7 million in distributions including approximately $0.4 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRP, are detailed below.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2013	$58,000	$8,000	$66,000	$67,000
2nd Quarter, 2013	59,000	12,000	71,000	(403,000)
3rd Quarter, 2013	131,000	20,000	151,000	528,000
4th Quarter, 2013	341,000	35,000	376,000	281,000
Total 2013	$589,000	$75,000	$664,000	$473,000

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note D — Related Party Transactions and Arrangements in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the years ended December 31, 2014, December 31, 2013 and for the period from April 3, 2012 (inception) through December 31, 2012 were approximately zero.

REIT Compliance

The Company filed as a REIT for federal income tax purposes effective for the year ended December 31, 2013: therefore, the Company generally will not be subject to federal income tax on income that is distributed to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of December 31, 2014.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2014.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$13,407,000	$429,000	$525,000	$4,279,000	$8,174,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$13,407,000	$429,000	$525,000	$4,279,000	$8,174,000

Subsequent Events

Status of Offering

The Company commenced the initial public offering of up to $550,000,000 in shares of common stock on September 25, 2012. As of March 30, 2015, the Company has accepted investors’ subscriptions for, and issued, 5,438,083 shares of common stock, including shares issued pursuant to the distribution reinvestment plan.  The Company received cash proceeds of approximately $27,653,000, additionally the Company issued shares valued at $19,482,000 for contributed properties.

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

As of December 31, 2014, the Company’s debt consisted of approximately $13.4 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of December 31 2014:

	Year Ended December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$429,000	$257,000	$268,000	$281,000	$3,998,000	$8,174,000	$13,407,000	$12,025,000
Average interest rate	3.81%	4.47%	4.47%	4.47%	4.79%	4.25%	--	--

ITEM 8.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheet of MVP REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, other comprehensive loss, equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVP REIT, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited the adjustments to the December 31, 2012 consolidated financial statements to retrospectively apply the change in accounting as described in Notes B and I.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the December 31, 2012 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2012 consolidated financial statements taken as a whole.

/s/ RBSM LLP
New York, New York
March 30, 2015
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheet of MVP REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, other comprehensive loss, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our audit of the basic consolidated financial statements included Schedule III – Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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
Henderson, Nevada
March 20, 2014
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
MVP REIT, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note B and Note I, the accompanying consolidated balance sheet of MVP REIT, Inc. (a Maryland Corporation in the Development Stage) (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from April 3, 2012 (date of inception) to December 31, 2012.  Our audit of the basic consolidated financial statements included Schedule III – Real Estate and Accumulated Depreciation (the 2012 consolidated financial statements and Schedule III – Real Estate and Accumulated Depreciation before the effects of the adjustments discussed in Note B and Note I are not presented herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the 2012 consolidated financial statements and financial statement schedule, before the effects of the adjustments to retrospectively apply the change in accounting described in Note B and Note I, present fairly, in all material respects, the financial position of MVP REIT, Inc. (a Maryland Corporation in the Development Stage) as of December 31, 2012 and the results of its operations and its cash flows for the period from April 3, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note B and Note I and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by RBSM, LLP.

/s/ JLK Rosenberger, LLP
Irvine, California
April 1, 2013

MVP REIT, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2014	December 31, 2013
Cash	$13,812,000	$1,545,000
Prepaid expenses	246,000	210,000
Deferred rental assets	27,000	--
Investment in equity method investee	--	1,098,000
Investments in cost method investee	--	509,000
Investments in real estate and fixed assets
Land and improvements	15,264,000	--
Buildings and improvements	11,259,000	--
Fixed assets	88,000	88,000
	26,611,000	88,000
Accumulated depreciation	(66,000)	(22,000)
Total investments in real estate and fixed assets, net	26,454,000	66,000
Capitalized loan fees	437,000	--
Other assets	815,000	86,000
Assets held for sale	8,313,000	63,498,000
Total assets	$50,195,000	$67,012,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$61,000	$123,000
Due to related parties	16,000	1,776,000
Contingent acquisition payable	--	100,000
Liabilities related to assets held for sale	4,439,000	40,128,000
Notes payable – related party	--	900,000
Notes payable	13,407,000	137,000
Total liabilities	17,923,000	43,164,000
Commitments and contingencies
Equity
MVP REIT, Inc. Shareholders’ Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized and outstanding as of December 31, 2014 and 2013	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 4,188,956 and 2,909,819 shares issued and outstanding as of December 31, 2014 and 2013, respectively	4,000	3,000
Additional paid-in capital	42,114,000	32,386,000
Accumulated deficit	(11,565,000)	(9,728,000)
Total MVP REIT, Inc. Shareholders’ Equity	30,553,000	22,661,000
Non-controlling interest	1,719,000	1,187,000
Total equity	32,272,000	23,848,000
Total liabilities and equity	$50,195,000	$67,012,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Revenues
Interest income from investment in real estate loans	$--	$39,000	$--
Rental revenue	658,000	--	--
Total revenues	658,000	39,000	--

Operating expenses
General and administrative	775,000	2,741,000	909,000
Acquisition expenses	235,000	567,000	18,000
Acquisition expenses – related party	1,898,000	155,000	--
Operation and maintenance	422,000	213,000	1,000
Seminar	--	965,000	--
Offering costs	--	2,512,000	--
Depreciation	44,000	15,000	7,000
Total operating expenses	3,374,000	7,168,000	935,000

Loss from operations	(2,716,000)	(7,129,000)	(935,000)

Other income and expense
Interest expense	(143,000)	(20,000)	(2,000)
Income from investment in equity method investee	6,000	8,000	--
Other income	127,000	--	--
Loan fees	(26,000)	(68,000)	--
Total other income and expense	(36,000)	(80,000)	(2,000)
Loss from continuing operations	(2,752,000)	(7,209,000)	(937,000)

Discontinued operations, net of income taxes
Gain on sale of investment in real estate held for sale	44,000	--	--
Income (loss) from assets held for sale	876,000	(1,423,000)	(204,000)
Income (loss) from discontinued operations	920,000	(1,423,000)	(204,000)
Provision for income taxes	--	--	--
Net loss	(1,832,000)	(8,632,000)	(1,141,000)
Net income (loss) attributable to non-controlling interest	5,000	(45,000)	--
Net loss attributable to MVP REIT, Inc. common shareholders	$(1,837,000)	$(8,587,000)	$(1,141,000)
Basic loss per weighted average common share
Continued operations	$(0.76)	$(6.92)	$(13.43)
Discontinued operations	$0.25	$(1.32)	$(2.93)
Total basic loss per weighted average common share	$(0.51)	$(8.24)	$(16.36)
Distributions declared per common share	$0.56	$0.64	$--
Weighted average common shares outstanding, basic	3,639,056	1,041,559	69,750

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012

Net loss	$(1,832,000)	$(8,632,000)	$(1,141,000)

Net income (loss) attributable to noncontrolling interest – related party	5,000	(45,000)	--

Comprehensive loss attributable to MVP REIT, Inc.	$(1,837,000)	$(8,587,000)	$(1,141,000)

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, April 3, 2012(inception)	--	$--	--	$--	$--	$--	$--	$--
Issuance of common stock	--	--	468,370	--	4,166,000	--	--	4,166,000
Offering costs	--	--	--	--	(98,000)	--	--	(98,000)
Issuance of convertible stock	1,000	--	--	--	1,000	--	--	1,000
Net loss	--	--	--	--	--	(1,141,000)	--	(1,141,000)
Balance, December 31, 2012	1,000	$--	468,370	$--	$4,069,000	$(1,141,000)	$--	$2,928,000

Issuance of common stock - purchase	--	--	219,665	1,000	1,942,000	--	--	1,943,000
Issuance of common stock - acquisition	--	--	2,206,141	2,000	19,382,000	--	--	19,384,000
Stock based compensation	--	--	7,032	--	63,000	--	--	63,000
Distributions - DRIP	--	--	8,611	--		--	--	--
Distributions - cash	--	--	--	--	(589,000)	--	--	(589,000)
Contribution from Advisor related to reduction of due to related parties	--	--	--	-	7,519,000	--	--	7,519,000
Non-controlling interest – related party	--	--	--	--	--	--	1,232,000	1,232,000
Net loss	--	--	--	--	--	(8,587,000)	(45,000)	(8,632,000)
Balance, December 31, 2013	1,000	$--	2,909,819	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000

Issuance of common stock – purchase	--	--	1,246,458	1,000	10,866,000	--	--	10,867,000
Issuance of common stock - acquisition	--	--	11,396	--	100,000	--	--	100,000
Redeemed shares	--	--	(10,610)	--	(95,000)	--	--	(95,000)
Distributions - DRIP	--	--	31,893	--	--	--	--	--
Distributions - cash	--	--	--	--	(1,738,000)	--	--	(1,738,000)
Contribution from Advisor related to reduction of due to related parties	--	--	--	--	595,000	--	--	595,000
Non-controlling interest – related party	--	--	--	--	--	--	527,000	527,000
Net loss	--	--	--	--	--	(1,837,000)	5,000	(1,832,000)
Balance, December 31, 2014	1,000	$--	4,188,956	$4,000	$42,114,000	$(11,565,000)	$1,719,000	$32,272,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012

Cash flows from operating activities:
Net loss	$(1,832,000)	$(8,632,000)	$(1,141,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	44,000	12,000	7,000
Amortization of loan fees	26,000	--	--
Amortization of offering costs	--	2,068,000	--
Acquisition expense – related party	1,336,000	--	--
Other income	(127,000)	--	--
Stock based compensation	--	63,000	--
Gain on sale of investment in real estate	(44,000)	--	--
Income from investment in equity method investee	(6,000)	(8,000)	--
Change in operating assets and liabilities:
Accounts receivable	--	3,000	--
Prepaid expenses	(36,000)	213,000	--
Deferred –rental assets	(27,000)	--	--
Other assets	(473,000)	(86,000)	--
Capitalized loan fees	30,000	--	--
Contingent liabilities	(100,000)	--	--
Due to related parties	(1,165,000)	6,287,000	907,000
Assets held for sale	(342,000)	511,000	13,000
Accounts payable and accrued liabilities	(63,000)	42,000	24,000
Net cash (used in) provided by operating activities	(2,779,000)	473,000	(190,000)

Cash flows from investing activities:
Investment in equity method investee	--	(1,090,000)	--
Investment in cost method investee	--	(509,000)	--
Investment in assets held for sale	--	(1,268,000)	(3,279,000)
Proceeds from loan on equity method investee	475,000	--	--
Proceeds from loan on cost method investee	132,000	--	--
Proceeds received through asset transfer transaction	1,291,000	--	--
Proceeds from sale of investment in real estate and fixed assets	10,436,000	--	--
Purchase investment in real estate and fixed assets	(14,958,000)	--	--
Acquisition of fixed assets	(7,000)	(4,000)	--
Building improvements	--	(69,000)	--
Net cash used in investing activities	(2,631,000)	(2,940,000)	(3,279,000)

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Period from April 3, 2012 (Inception) through December 31, 2012
Cash flows from financing activities:
Proceeds from issuance of common stock	$10,867,000	$1,943,000	$4,166,000
Proceeds from issuance of convertible stock	--	--	1,000
Reimbursement of deferred offering costs – related party	--	--	(100,000)
Proceeds from promissory note related to assets held for sale	--	1,750,000	--
Proceeds from promissory note	9,232,000	--	--
Proceeds from promissory note - related party	--	900,000	--
Payments of offering costs – related party	--	--	(67,000)
Payments on notes payable related to assets held for sale	--	(301,000)	--
Payments on notes payable	(339,000)	(222,000)	--
Payments on note payable – related party	(900,000)	--	--
Capital contribution from noncontrolling interest – related party	3,000,000	--	--
Capital contribution from noncontrolling interest	1,800,000	--	--
Proceeds from notes payable on assets held for sale	16,968,000	--	--
Payments on notes payable on assets held for sale	(21,118,000)	--	--
Redeemed shares	(95,000)	--	--
Stockholders’ distributions	(1,738,000)	(589,000)	--
Net cash provided by financing activities	17,677,000	3,481,000	4,000,000

Net change in cash	12,267,000	1,014,000	531,000
Cash, beginning of period	1,545,000	531,000	--
Cash, end of period	$13,812,000	$1,545,000	$531,000
Supplemental disclosures of cash flows information:
Interest paid	$143,000	$20,000	$2,000

Non-cash investing and financing activities:
Offering costs paid by related party	$--	$--	$1,968,000
Offering costs reclassified to equity	$--	$--	$31,000
Distributions - DRIP	$278,000	$75,000	$--
Note payable relating to prepaid D&O Insurance	$--	$--	$218,000
Down payment on prepaid D&O insurance paid by related party	$--	$--	$55,000
Fixed assets acquired included in amount due to related party	$--	$--	$84,000
Deferred offering costs recognized in accrued liabilities	$--	$--	$33,000
Capitalized loan fees related to promissory note	$--	$71,000	$--
Reduction of debt by Advisor and related party recognized as a contribution	$595,000	$7,519,000	$--
Principal payments on note payable paid by related party	$--	$--	$64,000
Acquisitions of properties with common stock and assumed debt:
Land and improvements acquired	$--	$13,775,000	$--
Building and improvements acquired	$--	$41,325,000	$--
Debt assumed in acquisitions	$--	$(35,615,000)	$--
Contingent acquisition liability assumed in acquisition	$100,000	$(100,000)	$--

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and intends to operate in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of December 31, 2014 the Company has received net consideration of approximately $42.1 million for the issuance of its common stock.  Of this amount, approximately $19.5 million were issued in consideration of the contribution of commercial properties to the Company.

The Offering will close on September 15, 2015, and the Company will not seek any further extensions of the Offering.

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

The Company’s investment strategy is to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.

In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to VRM I and VRM II.  Please see “Note L – Acquisitions” to the financial statements included in this Quarterly Report for more information regarding the property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

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

As of December 31, 2014, the Company has paid approximately $2.7 million in distributions including approximately $0.4 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital.

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

Capitalization

As of December 31, 2014 the Company had 4,188,956 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the “Convertible Stock”).

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

For purposes of such calculation, the market value of our outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange.

As of December 31, 2014 the Company has received net consideration of approximately $42.1 million for the issuance of its common stock in connection with the offering.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions of Wolfpack Properties, LLC (“Wolfpack”), Building C, LLC (“Building C”), Building A, LLC (“Building A”), Devonshire, LLC (“Devonshire”), SE Properties, LLC (“SE Properties”) and ExecuSuites, LLC (“ExecuSuites”).  These properties are no longer part of our portfolio.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor’s participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company’s share repurchase program.  As of December 31, 2014, 40,504 common shares have been issued under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company’s receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP

As of December 31, 2014, 10,610 shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP MS Red Mountain 2013; and Mabley Place Garage, LLC, as well as the Company’s assets that sold during 2014. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the year ended December 31, 2014, the Company expensed approximately $1,898,000 of related party and $235,000 non-related party acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the year ended December 31, 2014, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000. As of December 31, 2014 and 2013 the Company had approximately $13.3 million and approximately $0.8 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the years ended December 31, 2014 and 2013 and for the period from April 3, 2012 (inception) through December 31, 2012, the Company had $0, $115,000 and $92,000 advertising costs, respectively.

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

Income Taxes

The Company has elected, and intends to operate in a manner that will allow the Company, to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2014. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the year ended December 31, 2014.

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

For purposes of such calculation, the market value of our outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2014, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

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

Accounting services

During the years ended December 31, 2014, 2013, and for the period from April 3, 2012 (inception) through December 31, 2012 Accounting Solutions, an entity partially owned by Ms. Gress, the Company’s Chief Financial Officer (“CFO”), received fees of approximately $17,000, $19,000 and $0, respectively, for accounting services.

The Company has an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed and owned by our CFO.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Ownership of Company Stock

As of December 31, 2014, the Sponsor owned 22,222 shares of the Company’s outstanding common stock, VRM I owned 66,379 shares of the Company’s outstanding common stock, VF III owned 66,902 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of December 31, 2014, VRM I and VRM II had notes receivable from the Advisor of approximately $1.4 million and $7.7 million, respectively, which amount has been fully allowed for. The Advisor’s ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company’s public offering and its ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid to the Advisor

The Advisor, an entity owned by VRM I and VRM II, and its affiliates incur and pay costs and fees on behalf of the Company.  The Advisor has advanced funds for certain expenses incurred by the Company.  As of December 31, 2014 these advances totaling $6.9 million have been forgiven.  These reductions were not made in exchange for the issuance of common stock.  For the year ended December 31, 2014, the Company paid $2.2 million to the Advisor for accrued fees earned by the Advisor.  As of December 31, 2014, the Company had no balance payable to the Advisor for fees earned by the Advisor.

The terms under which the fees are earned and payable to related parties for specific transactions are as follows:

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC (“Selling Agent”), an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  The Selling Agent will receive 3.00% of the gross offering proceeds it sells in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the years ended December 31, 2014 and 2013 and for the period of April 3, 2012 (inception) through December 31, 2012 the Company paid approximately $2,000, $152,000 and $67,000, respectively, in selling commissions to the Selling Agent.  Additionally, the Advisor pays up to an additional 5.25% of offering proceeds for third party broker dealer commissions and due diligence expenses.   See “-Sponsor Commissions and Sponsor Due Diligence Fees” below for more information.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company’s shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company’s assets or another liquidity event transaction approved by the Company’s board.  As of December 31, 2014, the aggregate amount of fees and expense reimbursements waived by the Advisor is approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the years ended December 31, 2014 and 2013 and for the period of April 3, 2012 (inception) through December 31, 2012 MVP REIT paid approximately $0.3 million, $1.6 million and $0.1 million, respectively, in acquisition fees to the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the year ended December 31, 2014 and 2013 and for the period of April 3, 2012 (inception) through December 31, 2012 were approximately $350,000, $209,000 and $1,000, respectively.

Notwithstanding the foregoing, no asset management fee will be paid or payable with respect to any mortgage assets held by us at this time.  We will not pay any asset management fee on any of our mortgage assets unless we restructure our mortgage program in a manner consistent with the NASAA Mortgage Program Guidelines that would permit us to pay an asset management fee on our mortgage assets, including making available 84% of our capital contribution to invest in mortgages assets.  We have no present intention to revise our investment strategy in a manner that would permit such payment under the NASAA Mortgage Program Guidelines, but may elect to do so in the future.  If we do make such an election to restructure our mortgage program, then, subject to satisfaction of the requirements of the NASAA Mortgage Program Guidelines, we may pay our advisor or its affiliates an annual asset-based fee equal to 0.75% of the “Base Amount” (as defined in the NASAA Mortgage Program Guidelines) of the capital contributions, if any, committed to investments in mortgages and 0.5% of the capital contributions temporarily held while awaiting investments in mortgages, in addition to any other fees and compensation that is allowed under the NASAA Mortgage Program Guidelines.

The advisory agreement currently provides for payment to our advisor of a monthly market-based fee for property management services of up to 6.00% of the gross revenues generated by our properties. The Advisor has irrevocably waived its rights to receive a property management fee with respect to any real property owned that are subject to triple net leases. As a result of this waiver, no property management fee will be paid on any real property owned that are subject to triple net leases pursuant to which the tenants pay all or a majority of all real estate taxes, building insurance, and maintenance expenses.

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the year ended December 31, 2014 and 2013 and for the period of April 3, 2012 (inception) through December 31, 2012 were approximately $29,000, $4,000 and $0, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the year ended December 31, 2014.

Fees and Expense Reimbursements Payable by Borrowers and Other Third Parties

The Company and the Advisor may be entitled to late fees, loan servicing fees, loan extension and loan modification fees and other fees and expense reimbursement payable by borrowers and other third parties.

Sponsor Commissions and Sponsor Due Diligence Fees

The Sponsor may pay, or cause its affiliates (other than MVP REIT, Inc.) to pay, non-affiliated selling agents sponsor selling commissions equal to 4.00% of the selling price for the shares, plus sponsor trailing commissions equal to 0.5% of the selling price payable on each of the 4th and 5th anniversaries of the sale of the shares and 0.25% of the selling price payable on the 6th anniversary of the sale of the shares except that no sponsor trailing commissions will be paid if, prior to any such anniversary, the shares have been listed for trading on a national securities exchange or the shares upon which such trailing commissions are payable have been sold, redeemed or transferred.  The Sponsor also may pay, or cause its affiliates (other than MVP REIT, Inc.) to pay, non-affiliated selling agents a due diligence fee of up to 1.25% of the selling price of the shares. MVP REIT, Inc. will not pay any portion of the sponsor commissions and sponsor due diligence fees and has no obligation of any kind to pay such commissions and fees. The selling agents have agreed not to seek payment of the sponsor commissions and sponsor due diligence fees from MVP REIT, Inc. Therefore, payment of the sponsor commissions and sponsor due diligence fees will not reduce the net proceeds available to MVP REIT, Inc. from the sale of the shares.

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

In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award).  Please see  “Note D — Related Party Transactions and Arrangements -- Fees and Expenses Paid in Connection With the Operations of the Company” for more information regarding the NASAA REIT Guidelines’ limitations on operating expenses.

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

Note H – Investment in Equity Method Investee and Investment in Cost Method Investee

2014

On January 14, 2014, the Company, VRM I and VRM II sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  On April 30, 2014, the Company completed the acquisition of VRM I and VRM II’s interest in the five parking facilities, net of the assumed debt secured by the real estate and VRM II’s interest in the storage facility, net of the assumed debt secured by the real estate: in exchange VRM I and VRM II received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, the Company now holds a 100% interest in the five parking facilities and storage facility. VRM I and VRM II together hold 100% interest in the four office properties. On April 30, 2014 this transaction was completed which results in the consolidation of results of operations for this entity.   For additional information please see Note L – Acquisitions.

2013

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

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

Note I — Assets held for sale

2014
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

The following is a summary of the results of operations related to the assets held for sale for January 1, 2014 through April 30, 2014:

January 1, 2014 through April 30, 2014

Revenue	$792,000
Expenses	(655,000)
Net Income	$137,000

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

The following is a summary of the results of operations related to the assets held for sale for January 1, 2014 through closing date (July 31, 2014 and August 29, 2014):

January 1, 2014 through Closing Date (July 31, 2014 and August 29, 2014)

Revenue	$1,794,000
Expenses	(1,296,000)
Net Income	$498,000

During February 2015, the management has entered into a plan to sell the storage unit assets which results in the financial reporting of these assets, liabilities and results of operation to held for sale and discontinued operations.

The following is summary of net assets held for sale through December 31, 2014:

December 31, 2014
Assets:
Current assets	$20,000
Property and equipment, net	8,226,000
Other assets	67,000
Total assets	$8,313,000

Liabilities:
Accounts payable and accrued liabilities	$123,000
Notes payable	4,316,000
Total liabilities	4,439,000
Net assets held for sale	$3,874,000

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2014:

For The Year Ended December 31, 2014

Revenue	$1,067,000
Expenses	(826,000)
Net Income	$241,000

2013

The following is summary of net assets held for sale through December 31, 2014:

December 31, 2013
Assets:
Current assets	$113,000
Property and equipment, net	63,198,000
Other assets	187,000
Total assets	$63,498,000

Liabilities:
Accounts payable and accrued liabilities	$362,000
Notes payable	39,766,000
Total liabilities	40,128,000
Net assets held for sale	$23,370,000

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2014:

For The Year Ended December 31, 2013

Revenue	$2,439,000
Expenses	(3,862,000)
Net Income	$1,423,000

2012

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2014:

For the Period from April 3, 2012 (Inception) through December 31, 2012

Revenue	$25,000
Expenses	(229,000)
Net Income	$(204,000)

Note J — Fair Value

As of December 31, 2014, the Company had no financial assets and liabilities utilizing Level 1 inputs, Level 2 or Level 3 inputs.  As of December 31, 2013, the Company had no financial assets and liabilities utilizing Level 1 or Level 2.  The Company had assets and liabilities utilizing Level 3 inputs including investments in equity and cost method investees.

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

During September 2013, through the acquisition of Red Mountain, the Company financed a 7-year term loan with a balance of approximately $2.7 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 4.35%, and is payable in monthly installment payments of principal and interest totaling approximately $15,000.

During January 2014, the entities holding the four parking facilities issued a promissory note to Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, is secured by four parking facilities, matures in February 2019 and is payable in monthly principal and interest payments of approximately $25,000.

During December 2014, through the acquisition of Mabley Place, the Company issued a promissory note to Wells Fargo Bank for $9.0 million.  This note bears an annual interest rate of 4.25%, is secured by the property, matures in December 2024 and is payable in monthly principal and interest payments of approximately $44,000.

As of December 31, 2014, future principal payments on the notes payable are as follows:

2015	$429,000
2016	257,000
2017	268,000
2018	281,000
Thereafter	12,172,000
Total	$13,407,000

Note L - Acquisitions

2014

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

During December 2014, the Company has acquired 70% tenant-in-common interest in a parking garage located in Cincinnati OH. The Company financed $9.0 million of the $15.0 million purchase price with a 10 year loan with a fixed interest rate of 4.25%.  This loan is secured by the property.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the years ended December 31, 2014 and 2013, and assumes that the acquisition was completed as of January 1, 2013.

	For the year ended December 31, 2014	For the year ended December 31, 2013

Revenues from continuing operations	$2,494,000	$2,218,000
Net loss available to common stockholders	$(740,000)	(3,539,000)
Net loss available to common stockholders per share – basic	$(0.20)	$(3.40)
Net loss available to common stockholders per share – diluted	$(0.20)	$(3.40)

Revenue and expenses of acquisitions since acquisition dates included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through December 31, 2014:

Revenue	$658,000
Expenses	(546,000)
Net Income	$112,000

2013

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

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

	For the year ended December 31, 2013	The period from April 3, 2012 (inception) through December 31, 2012

Revenues from continuing operations	$5,327,000	$2,438,000
Net loss available to common stockholders(1)	$(6,589,000)	(956,000)
Net loss available to common stockholders per share – basic(1)	$(6.33)	$(13.71)
Net loss available to common stockholders per share – diluted(1)(2)	$(6.33)	$(13.71)

(1)The pro forma results for the year ended December 31, 2013 were adjusted to exclude acquisition expenses of approximately $1,708,000 incurred in 2013 for the acquisitions.
(2) The pro forma results include assumptions the acquisition was funded by a pro forma issuance of our common stock. The pro forma results assume issuances of the common stock were issued during April 2012.

2012

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

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

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2012 acquisition:

Assets
Land and improvements	$819,000
Building and improvements	2,460,000
Cash	29,000
Total assets acquired	3,308,000
Liabilities
Accounts payable and accrued expenses	--
Total liabilities assumed	--
Net assets and liabilities acquired	$3,308,000

Pro forma results of the Company (unaudited)

The following table of pro forma consolidated results of operations of the Company for the period from April 3, 2012 (inception) through December 31, 2012 assumes that the acquisition of Cedar Park was completed as of April 3, 2012 (inception of the Company).

Revenues from continuing operations	$324,000
Net loss available to common stockholders (1)	$(671,000)
Net loss available to common stockholders per share – basic (1)	$(1.43)
Net loss available to common stockholders per share – diluted (1) (2)	$(1.43)

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

Note M — Income Tax

Income Taxes and Distributions

As a REIT, it generally will not be subject to federal income tax on taxable income distributed to the stockholders. In 2014, MVP REIT Inc. has no distributable taxable income. In addition, MVP REIT Inc. does not have any subsidiaries elected to be treated as TRSs pursuant to the Code to participate in services that would otherwise be considered impermissible for REITS and are subject to federal and state income tax at regular corporate tax rates.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders' basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Ordinary	$-	$-
Capital Gain	-	-
Return of Capital	2,016,100	663,547
	$2,016,100	$663,547

Note N — Selected Quarterly Financial Data

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013, and for the period from April 3, 2012 (Inception) through December 31, 2012:

	For the Year Ended December 31, 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$--	$137,000	$212,000	$309,000
Net income (loss) attributable to MVP REIT	$(232,000)	$(1,380,000)	$44,000	$(269,000)
Net loss per common share, basic and diluted	$(0.07)	$(0.39)	$0.01	$(0.07)
Distributions declared per common share	$0.13	$0.12	$0.12	$0.13

	For the Year Ended December 31, 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$--	$28,000	$11,000	$--
Net income (loss) attributable to MVP REIT	$(1,632,000)	$(1,716,000)	$(3,142,000)	$(2,097,000)
Net loss per common share, basic and diluted	$(3.40)	$(2.99)	$(2.25)	$(2.01)
Distributions declared per common share	$0.14	$0.12	$0.11	$0.29

	For the period from April 3, 2012 (Inception) through December 31,
	June 30	September 30	December 31
Revenue	$--	$--	$--
Net income (loss) attributable to MVP REIT	$(157,000)	$(204,000)	$(780,000)
Net loss per common share, basic and diluted	$(7.07)	$(9.18)	$(11.18)
Distributions declared per common share	$--	$--	$--

Amounts listed in connection with assets held for sale in the December 31, 2013 and for the period from April 3, 2012 (Inception) through December 31, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

Note O — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On February 27, 2015, Dustin Lewis resigned his position as Chief Financial Officer for the Company and has accepted the position of Senior Vice President of Acquisitions for MVP Realty Advisors, Inc.

On February 27, 2015, the Board of Directors appointed Tracee Gress as our Chief Financial Officer. Ms. Gress, 44, also serves as the Chief Financial Officer of Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc. and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions.  Ms. Gress has audited both public and non-public companies and has also served as Chief Financial Officer for various non-public companies. Ms. Gress will be compensated solely by Strategix Solutions.  Ms. Gress’ responsibilities at Strategix Solutions include matters unrelated to MVP REIT and the Vestin Entities.  Strategix Solutions has an agreement with MVP REIT and the Vestin Entities whereby Strategix Solutions receives certain compensation for the performance of accounting services for MVP REIT and the Vestin Entities.  Such accounting services include services in addition to the services to be provided by Ms. Gress.

On March 16, 2015, the Company closed on its $23.5 million purchase of a multi-level parking garage. The parking garage consists of 1,013 parking spaces and approximately 11,828 square feet of office space.  The parking garage is located in Fort Worth, Texas.  In connection with the purchase, the Company assumed the existing financing on the parking garage.  The existing financing has a maturity date of August 2021, has a balance of approximately $12.2 million, and an interest rate of 5.59% per annum.  The Company paid customary closing costs in connection with the transaction.

On February 23, 2015, the Company entered into a purchase and sale agreement to sale its self-storage facility located in Boulder City, Nevada, which is owned by the Company’s wholly owned subsidiary MVP MS Red Mountain 2013, LLC. The net sales price is $5,426,367.00. The buyer’ due diligence period expires March 27, 2015 at which time the earnest money deposit of $100,000 would become nonrefundable. Provided the buyer approves its due diligence, the sale could occur as early as April 27, 2015. The buyer has the contractual right to extend the closing to May 12, 2015.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
		Initial Cost					Gross Carrying Amount at December 31, 2014
Description	ST	Encumbrance	Land (2)	Buildings and Improvements (2)	Total (2)	Cost Capitalized Subsequent to Acquisition	Land (2)	Building and Improvements (2)	Total (2)	Accumulated Depreciation (1) (2)	Date Acquired	Rentable Square Feet
Cedar Park	TX	--	$819,000	$2,460,000	$3,279,000	$--	$819,000	$2,460,000	$3,279,000	$130,000	2012	52,000
Red Mountain	NV	--	$1,300,000	$3,900,000	$5,200,000	--	$1,300,000	$3,900,000	$5,200,000	128,000	2013	111,913
Ft. Lauderdale	FL	--	$2,652,000	$728,000	$3,380,000	--	$2,652,000	$728,000	$3,380,000	13,000	2014	n/a
Memphis Court	TN	--	$194,000	--	$194,000	--	$194,000	--	$194,000	--	2014	n/a
Memphis Poplar	TN	--	$2,693,000	--	$2,693,000	--	$2,693,000	--	$2,693,000	--	2014	n/a
Kansas City	KS	--	$1,550,000	--	$1,550,000	--	$1,550,000	--	$1,550,000	--	2014	n/a
St. Louis	MO	--	$4,125,000	--	$4,125,000	--	$4,125,000	--	$4,125,000	--	2014	n/a
Mabley Place	OH	--	$4,050,000	$10,530,000	$14,580,000	--	$4,050,000	$10,530,000	$14,580,000	16,000	2014	n/a
		--	$17,383,000	$17,618,000	$35,001,000	$-	$17,383,000	$17,618,000	$35,001,000	$287,000

(1)  The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.
(2)  Cedar Park and Red Mountain are held for sale.

The aggregate gross cost of property included above for federal income tax purposes approximated $35.0 million as of December 31, 2013.

The following table reconciles the historical cost of total real estate held for investment from April 3, 2012 (inception) through December 31, 2012 and for the years ended December 31, 2014 and 2013:

	2014	2013	2012
Total real estate held for investment, inception (prior)	$--	$--	$--
Additions during period:	--	--	--
Acquisitions	26,523,000	--	--
Total real estate held for investment, end of year	$26,523,000	$--	$--

The following table reconciles the accumulated depreciation for real estate for the period from April 3, 2012 (inception) through December 31, 2012 and for the year ended December 31, 2014 and 2013:

	2014	2013	2012
Accumulated depreciation, inception (prior)	$--	$--	$--
Additions during period:	--	--	--
Depreciation of real estate	29,000	--	--
Accumulated depreciation, end of year	$29,000	$--	$--

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2014.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will rely on our advisor to manage our day-to-day activities and to implement our investment strategy, subject to the supervision of our board of directors. Our advisor performs its duties and responsibilities as our fiduciary pursuant to an advisory agreement. Our advisor is managed by Michael V. Shustek and Tracee Gress.

Directors and Executive Officers

The following table sets forth the names, ages as of March 31, 2015 and positions of the individuals who serve as our directors and executive officers as of March 31, 2015:

Name	Age	Title

Fredrick J. Leavitt(1)	43	Director
Michael V. Shustek	56	President, Chief Executive Officer and Director
Robert J. Aalberts(1)	63	Independent Director
Nicholas Nilsen(1)	77	Independent Director
Tracee Gress	44	Chief Financial Officer
John E. Dawson	56	Independent Director
Daryl C. Idler, Jr.	70	Independent Director

(1)           Member of the audit committee.

The following table sets forth the names, ages as of March 31, 2015 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (our advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	56	President and Chief Executive Officer
Tracee Gress	44	Chief Financial Officer

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

On February 27, 2001, the Division of Securities of the Ohio Department of Commerce (the “Division”) issued a temporary suspension order against Vestin Realty Mortgage I, Inc. ( previously known as DM Mortgage Investors, LLC) and Michael Shustek temporarily suspending the offer and sale of its securities in Ohio involving matters related to Vestin Realty Mortgage I, Inc. (the “Ohio Administrative Action”).  The Ohio Administrative Action required Vestin Realty Mortgage I, Inc. to correct certain statements made by Mr. Shustek in seminars conducted by Mr. Shustek in Ohio in February 2001 and explain that certain newspaper advertisements in Ohio placed by Vestin Mortgage were not intended to reflect the potential performance of Vestin Realty Mortgage I, Inc..  As a result of Vestin Realty Mortgage I, Inc. agreeing to take these and other certain actions, including making a rescission offer, on March 9, 2001, the Division issued an order revoking the temporary suspension order.

In 2006, the SEC conducted an investigation of certain matters related to Vestin Realty Mortgage I, Inc., Vestin Mortgage, LLC, Vestin Capital, Inc., Vestin Realty Mortgage II, Inc., and Vestin Fund III, LLC (“Fund III”). On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the SEC (the “Order”). Vestin Mortgage and its Chief Executive Officer, Mr. Shustek, and Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

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

Traee Gress was appointed as our Chief Financial Officer (CFO) on February 27, 2015. In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM I, VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Ms. Gress has been with Strategix Solutions since January 2013 and, prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

Fredrick J. Leavitt has been a director of the Company since its inception.  He was a director for Vestin Group, Inc., from November 2004 to December 2005.  He has been a member of the Vestin Realty Mortgage II, Inc., board of directors since January 2006 and was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008. During 2014, he was reelected to VRM I’s board.  He is currently the Chairman of both the Audit Committee and Special Committee of Vestin Realty Mortgage II, Inc., while also sitting on its Compensation Committee and Nominating Committee.  Since August of 1993 Mr. Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Leavitt sits on various audit committees involving the utility industry. Mr. Leavitt is a CPA and a graduate of University of Nevada Las Vegas.

Independent Directors of MVP REIT, Inc.

No changes in the personnel or policies of the Advisor occurred as a result of the change VRM I’s and VRM II’s acquisition of the Advisor in 2013. Our board, however, has determined that Fredrick J. Leavitt, who remains as a director of VRM I and VRM II, is no longer deemed an independent director as defined under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”) in light of the change in ownership of the Advisor. Robert J. Aalberts, John E. Dawson and Daryl Idler, Jr., each of whom has resigned from the VRM I board and/or the VRM II board, continue to remain as independent directors as defined under the NASAA REIT Guidelines.

Robert J. Aalberts has been on the board of directors of the Company since its inception, and was a director of Vestin Group, Inc., from April 1999 to December 2005.He was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008 and for Vestin Realty Mortgage II, Inc. from January 2006 until he resigned in November 2013. Presently, he is Clinical Professor of Business Law in the Smeal College of Business, at the Pennsylvania State University in University Park, PA.  Professor Aalberts held the Ernst Lied Professor of Legal Studies professorship in the Lee College of Business at the University of Nevada, Las Vegas from 1991 to 2014. Before UNLV, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport from 1984 to 1991. From 1982 through 1984, he served as an attorney for Gulf Oil Company in its New Orleans office, specializing in contract negotiations and mineral law. Professor Aalberts has co-authored books relating to the regulatory environment, law and business of real estate; including Real Estate Law (2015), now in its 9th edition, published by the Cengage Book Company. He is also the author of numerous legal articles dealing with various aspects of real estate, business and the practice of law.  Since 1992 Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal published by the Thomson-West Company. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

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

Daryl C. Idler, Jr. has been a director of the Company since its inception.  He has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a director of Vestin Realty Mortgage I, Inc. from January 2008 until he resigned in November 2013. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California, including both transactional aspects and litigation.

Mr. Idler has significant experience with real estate related transactions. In 2001, Mr. Idler served as President and Managing Partner of the entity that acquired approximately 300 acres in San Diego County, home to the Cottonwood Golf Club, a 36-hole golf course and related facility. In 2005, Mr. Idler was involved in the acquisition of the neighboring historic Ivanhoe Ranch, comprised of 160 acres. During the past 10 years, Mr. Idler have been in charge of all aspects of the golf operations at the Cottonwood Golf Club, including acquisition and financing and real estate developments at the golf course.  Most recently he has directed the commencement of processing entitlements for 646 active adult units, to be followed by entitlement of 180 single family units, construction of a new clubhouse, restoration of riverine habitat and creation of a large wetland mitigation bank, and upon conclusion, the reduction of the operating golf facility from 36 holes to 18 holes.  In addition, Mr. Idler is in the process of pursuing 100-120 estate-size home sites, stables, open space and vineyards at Ivanhoe Ranch.

Between 1973 and 2000, Mr. Idler was involved as a lawyer representing various clients involved in the purchase, acquisition, development and sale of commercial and industrial properties and buildings. Representative projects include small strip-shopping centers, portions of the Otay Mesa industrial park, high-rise building in downtown San Diego and light industrial properties in Rancho Bernardo. During the same period, Mr. Idler was a co-investor in five  buildings in downtown San Diego and was involved in all aspects with these acquisitions, including structuring the transactions, preparing documents, conducting due diligence and closing the transactions. Four of the buildings were restored and remain as landmark properties in the historic Gaslamp Quarter of San Diego.

Mr. Idler received his Bachelor’s Degree from the University of Redlands, California and his Juris Doctor from the University of San Diego School of Law. Mr. Idler has been an active member of the California Bar since 1973. Mr. Idler is a founding member of the Board of Sonshine Haven in El Cajon, California, and is Chairman of Youth Choir San Diego. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California. Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969.

Our directors and executive officers will serve until their successors are elected and qualify. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Other Key Employees of our Advisor

As previously disclosed in our quarterly report for the period ended June 30, 2014, our advisor hired John Roy and Lance Miller in August 2014 to serve as its Chief Investment Officer and Chief Technology Officer.  Mr. Roy and Mr. Miller are also the co-founders and primary owners of JNL Parking, LP, a brokerage and consulting company specializing in the parking industry.  As part of Mr. Roy and Mr. Miller’s employment arrangement with our advisor, each of them, through JNL Parking, has agreed to grant the Company a right of first refusal on all listings by JNL Parking for investments in parking facilities.

As a result of the continued affiliations with JNL Parking, Mr. Roy and Mr. Miller may receive, through JNL Parking, commissions, fees and other compensation from the Company, our advisor and its affiliates, including in the event that the Company exercises its right of first refusal on a listing by JNL Parking.  The receipt of such commissions, fees and other compensation through JNL Parking could influence Mr. Roy’s and Mr. Miller’s advice to us, in their capacity as our advisor’s Chief Investment Officer and Chief Technology Officer.  Among other matters, these compensation arrangements could affect their judgment by directing the Company’s acquisitions of investments to those parking investments listed by JNL Parking, which will entitle Mr. Roy and Mr. Miller, through their ownership interest in JNL Parking, to commissions, fees and other compensation if the Company acquires such investments.  We may also encounter conflicts of interest in enforcing our rights against JNL Parking in the event of a default by or disagreement with JNL Parking or in invoking powers, rights or options pursuant to any agreement between us and JNL Parking.  We seek to mitigate these conflicts by requiring that the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and JNL Parking or any of its affiliates (including the payment of any commissions, fees and other compensation to JNL Parking) as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

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

We refer to our directors who are not independent as our “affiliated directors.” Currently, our affiliated directors are Michael V. Shustek and Fredrick J. Leavitt. Our board has determined that Mr. Leavitt, who remains as a director of VRM I and VRM II following the recent change in ownership of the Advisor, is no longer deemed an independent director as defined under the NASAA REIT Guidelines.  At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and ratified by a vote of the directors, including at least a majority of the independent directors.

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

Audit Committee

The audit committee will meet on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function will be to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The audit committee is comprised of three directors, a majority of whom are independent directors and one of whom is deemed an audit committee financial expert. Our audit committee consists of Nicholas Nilsen, Fredrick J. Leavitt and Robert J. Aalberts.  The Board also determined that Mr. Leavitt meets the audit committee financial expert requirements. For the year ended December 31, 2014, the audit committee held three meetings.

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

Compensation Committee

Our board of directors believes that it is appropriate for our board of directors not to have a standing compensation committee based upon the fact that our executive officers and our affiliated directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers or our affiliated directors. Our independent directors receive certain compensation from us, which is described in more detail under “Executive Compensation.”

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2014. In addition, during the year ended December 31, 2014, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Board Meetings and Annual Stockholder Meeting

The board of directors held six meetings during the fiscal year ended December 31, 2014. Each director attended at least 75% of his board and committee meetings in 2014. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

Communication with Directors

We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: Nick Neilson, Chairman of the MVP REIT Audit Committee, c/o Corporate Secretary, 8880 W. Sunset Road, Suite 240, Las Vegas, Nevada  89148.

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

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Nicholas Nilsen	$31,000	$—	$—	$—	$—	$	$31,000
Robert J. Aalberts	$31,000	—	—	—	—	$	$31,000
John E. Dawson	$31,000	—	—	—	—	$	$31,000
Fredrick J. Leavitt(2)	$30,500	—	—	—	—	$	$30,500
(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.
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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information as of March 31, 2015, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 5,438,083 shares of our common stock as of March 30, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
SERE Holdings, LLC 8880 W. Sunset Road Las Vegas, NV 89148	Sole voting and investment power of 622,764 shares	11.45%

Luke Properties, LLC 2337 Dolphin Court Henderson, NV 89074	Sole voting and investment power of 444,444 shares	8.17%

Moonshell LLC 7140 Smoke Ranch Rd #150 Las Vegas, NV 89128	Sole voting and investment power of 388,409 shares	6.22%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 30, 2015, by:

           Each director;

           Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

           All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 5,438,083 shares of our total outstanding common stock as of March 30, 2015.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Peggy Shustek		6,001	0.11%
Nicholas Nilsen		5,727	0.11%
John Dawson		6,873	0.13%
All directors and executive officers as a group (3 persons)		18,601	0.34%

SERE Holdings, LLC, Luke Properties, LLC and Moonshell, LLC currently own approximately 11.45%, 8.17% and 6.22%, respectively, of our issued and outstanding shares of common stock. Each beneficial owner has advised the Company that it acquired the shares for investment purposes only. Moreover, we expect that the percentage ownership for each company will decline as we sell new shares.

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

Term of Advisory Agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate our advisory agreement with MVP Realty Advisors, LLC without cause or penalty on 60 days’ written notice. MVP Realty Advisors, LLC may terminate our advisory agreement with good reason on 60 days’ written notice.  Our board approved a renewal of our advisory agreement for a one year term, effective on November 10, 2014.

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

As part of our mortgage program, in addition to the limitations in our charter with respect to our investments in mortgage loans as described above, we will not acquire a mortgage in which our sponsor or any of its affiliates has an interest except in accordance with the following requirements of the NASAA Mortgage Program Guideline V.I.A:

•           Our sponsor or its affiliate may acquire a mortgage in its own name and temporarily hold title thereto for the purpose of facilitating the acquisition of such mortgage, provided that such mortgage is purchased by us for a price no greater than the cost of such mortgage to the sponsor or its affiliate, except for sponsor compensation permitted in accordance with NASAA Mortgage Program Guideline and the NASAA REIT Program Guidelines, and provided there is no other benefit arising out of such transaction to the sponsor or its affiliates apart from compensation otherwise permitted by the NASAA Mortgage Program Guideline and the NASAA REIT Program Guidelines. Accordingly, all income generated and expenses associated with mortgage so acquired shall be treated as belonging to us.  Our sponsor or its affiliate shall not sell a mortgage to us if the cost of the mortgage exceeds the funds reasonably anticipated to be available to us to purchase the mortgage.

•           Alternatively, we may purchase a mortgage from a mortgage program formed by the sponsor or its affiliates pursuant to the rights of first refusal required by NASAA Mortgage Program Guideline V.G.  In such a case, the purchase price for the mortgage shall be no more than the fair market value as determined by an independent appraisal.

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

Issuance of Options and Warrants to Certain Affiliates

Until our shares of common stock are listed on a national securities exchange, we will not issue options or warrants to purchase our common stock to our advisor, our sponsor or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may issue options or warrants to persons other than our advisor, our sponsor and their affiliates prior to listing our common stock on a national securities exchange, but not at an exercise price less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of our board of directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our advisor, our sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant. In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award).

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

During the years ended December 31, 2014, 2013 and 2012 De Joya Griffith, LP (“De Joya Griffith”) and JLK Rosenberger, LLP (“JLK”), our former independent public accounting firms billed the Company for their professional services rendered as follows:

	De Joya Griffith December 31, 2014	De Joya Griffith December 31, 2013	JLK December 31, 2012
Audit Fees	$77,000	$42,000	$96,000
Audit Related Fees	$--	$--	$--
Tax Fees	$--	$--	$--
All Other Fees	$--	$--	$--

De Joya Griffith and JLK did not perform any non-audit services for us in the years ended December 31, 2014, 2013 and 2012.

Our current independent public accounting firm, RBSM LLP has not rendered any professional services during the years ended December 31, 2014 and 2013

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 30, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President, Chief Executive Officer and Director	March 30, 2015
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 30, 2015
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 30, 2015
John E. Dawson

/s/ Nicholas Nilsen	Director	March 30, 2015
Nicholas Nilsen

/s/ Robert J. Aalberts	Director	March 30, 2015
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 30, 2015
Daryl C. Idler, Jr.

/s/ Fredrick Leavitt	Director	March 30, 2015
Fredrick Leavitt

EXHIBIT INDEX

1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(6)	Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
1.3(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(8)	Articles of Amendment of MVP REIT, Inc.
4.1(16)	Form of Subscription Agreement
10.1(3)	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC.
10.2(16)	Distribution Reinvestment Plan
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
10.5(9)	Membership Interest Purchase agreement between MVP REIT, Inc. and SETE Holdings, LLC
10.6(1)	Amendment to Advisory Agreement
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

10.10(14)	Amendment No. 1, dated November 21, 2013, to the Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisor, LLC.
10.11(15)	Irrevocable Waiver, dated December 20, 2013, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
10.13 (17)	Membership Purchase Agreement, dated as of March 26, 2014, b
10.12 (18)	Separation Agreement and Release, dated as of August 11, 2014, between MVP Entities and Steven R. Reed.
10.12 (19)	Release of Waiver Agreement, dated as of August 22, 2014, between MVP Realty Advisor, LLC and MVP REIT, Inc.
10.12 (20)	Irrevocable Waiver, dated September 12, 2014, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
21.1(1)	Subsidiaries of the Registrant.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
The following materials from the Company’s Annual report on Form 10-K for the period from January 1, 2014 through December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of December 31, 2014, (ii) Statements of Operations for the period for the year ended December 31, 2014, (iii) Statement of Equity (Deficit) for the year ended December 31, 2014, (iv) Statement of Cash Flows for the year ended December 31, 2014, and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	Filed concurrently herewith.
(2)	Filed previously with the Registration Statement on Form S-11 on April 16, 2012, and incorporated herein by reference.
(3)	Filed previously with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 on May 21, 2012, and incorporated herein by reference.
(4)	Filed previously with the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on June 13, 2012, and incorporated herein by reference.
(5)	Filed previously with the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.
(6)	Filed previously with the Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 on July 16, 2012, and incorporated herein by reference.
(7)	Filed previously with the Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.
(8)	Filed previously with the Pre-Effective Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.
(9)	Filed previously on Form 8-K on August 14, 2013, and incorporated herein by reference.
(10)	Filed previously on Form 8-K on May 7, 2013, and incorporated herein by reference.
(11)	Filed previously on Form 8-K on July 26, 2013, and incorporated herein by reference.
(12)	Filed previously on Form 8-K on July 31, 2013, and incorporated herein by reference.
(13)	Filed previously on Form 10-Q on November 14, 2013, and incorporated herein by reference.
(14)	Filed previously on Form 8-K on November 22, 2013, and incorporated herein by reference.
(15)	Filed previously on Form 8-K on December 26, 2013, and incorporated herein by reference.
(16)	Filed previously with the Post-Effective Amendment No. 3 to the Form S-11 Registration Statement filed on November 21, 2013, and incorporated herein by reference.
(17)	Filed previously on Form 8-K on May 14, 2014, and incorporated herein by reference.
(18)	Filed previously on Form 8-K on August 13, 2014, and incorporated herein by reference.
(19)	Filed previously on Form 8-K on August 27, 2014, and incorporated herein by reference.
(20)	Filed previously on Form 8-K on September 16, 2014, and incorporated herein by reference.