Form 10-Q
period 2015-07-31
MVP REIT, Inc.
filed 2015-08-11
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  [   ]    No   [X]

As of August 10, 2015, there were 7,796,690 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MVP REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$6,546,000	$13,812,000
Cash – restricted	915,000	388,000
Prepaid expenses	190,000	246,000
Deferred rental assets	128,000	27,000
Investments in real estate and fixed assets:
Land and improvements	36,186,000	15,264,000
Building and improvements	33,730,000	11,259,000
Fixed assets	88,000	88,000
	70,004,000	26,611,000
Accumulated depreciation	(362,000)	(66,000)
Total investments in real estate and fixed assets, net	69,642,000	26,545,000
Capitalized loan fees	414,000	437,000
Deposits	65,000	300,000
Other assets	146,000	127,000
Assets held for sale	3,211,000	8,313,000
Total assets	$81,257,000	$50,195,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$763,000	$61,000
Due to related parties	4,000	16,000
Liabilities related to assets held for sale	1,716,000	4,439,000
Security deposits	211,000	--
Notes payable	25,232,000	13,407,000
Total liabilities	27,926,000	17,923,000
Commitments and contingencies
Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 6,962,493 and 4,188,956 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	7,000	4,000
Additional paid-in capital	64,752,000	42,114,000
Accumulated deficit	(13,225,000)	(11,565,000)
Total MVP REIT, Inc Shareholders’ Equity	51,534,000	30,553,000
Non-controlling interest- related party	1,797,000	1,719,000
Total equity	53,331,000	32,272,000
Total liabilities and equity	$81,257,000	$50,195,000

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$1,060,000	$137,000	$1,748,000	$137,000
Total revenues	1,060,000	137,000	1,748,000	137,000

Operating expenses
General and administrative	249,000	154,000	453,000	417,000
Acquisition expenses	225,000	14,000	328,000	61,000
Acquisition expenses – related party	793,000	1,385,000	1,781,000	1,399,000
Operation and maintenance	247,000	126,000	335,000	260,000
Loss on sale of investment in real estate	--	--	--	6,000
Depreciation	202,000	12,000	296,000	16,000
Total operating expenses	1,716,000	1,691,000	3,193,000	2,159,000

Loss from operations	(656,000)	(1,554,000)	(1,445,000)	(2,022,000)

Other income (expense)
Interest expense	(319,000)	(35,000)	(531,000)	(37,000)
Income from investment in equity method investee	--	2,000	--	6,000
Loan fees	(19,000)	--	(39,000)	--
Total other expense	(338,000)	(33,000)	(570,000)	(31,000)

Loss from continuing operations	(994,000)	(1,587,000)	(2,015,000)	(2,053,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	56,000	257,000	155,000	506,000
Gain on sale of investment in real estate held for sale	338,000	--	338,000	--
Other discontinued operations expense	(50,000)	--	(50,000)	--
Total income from discontinued operations	344,000	257,000	443,000	506,000

Provision for income taxes	--	--	--	--

Net loss	(650,000)	(1,330,000)	(1,572,000)	(1,547,000)
Net income attributable to non-controlling interest – related party	25,000	50,000	88,000	65,000
Net loss attributable to common stockholders	$(675,000)	$(1,380,000)	$(1,660,000)	$(1,612,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.16)	(0.46)	(0.37)	(0.62)
Discontinued operations	0.05	0.06	0.06	0.13
Total basic and diluted loss per weighted average common share	$(0.11)	$(0.40)	$(0.31)	$(0.49)
Weighted average common shares outstanding, basic and diluted	$6,194,336	$3,495,587	$5,487,570	$3,320,121

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MVP REIT, Inc.

CONSDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(unaudited)
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2014	1,000	$--	4,188,956	$4,000	$42,114,000	$(11,565,000)	$1,719,000	$32,272,000

Issuance of common stock – purchase, net of commissions of $655,000	--	--	2,740,817	3,000	23,924,000	--	--	23,927,000

Distributions - DRIP	--	--	47,330	--	--	--	--	--

Distributions - cash	--	--	--	--	(1,158,000)	--	--	(1,158,000)

Distributions to noncontrolling interest							(10,000)	(10,000)

Redeemed shares	--	--	(14,610)	--	(128,000)	--	--	(128,000)

Net income (loss)	--	--	--	--	--	(1,660,000)	88,000	(1,572,000)

Balance, June 30, 2015	1,000	$--	6,962,493	$7,000	$64,752,000	$(13,225,000)	$1,797,000	$53,331,000

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,572,000)	$(1,547,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	335,000	16,000
Acquisition expense related to asset transfer	--	1,336,000
Income from investment in cost method investee	--	6,000
Loss from investment in equity method invest	--	(6,000)
Change in operating assets and liabilities:
Restricted cash	(527,000)	--
Prepaid expenses	56,000	(16,000)
Deferred rental assets	(101,000)	--
Other assets	(19,000)	186,000
Capitalized loan fees	(16,000)	2,000
Security deposits	211,000	--
Assets held for sale, net	(404,000)	(142,000)
Due to related parties	(12,000)	(266,000)
Accounts payable and accrued liabilities	702,000	(49,000)
Net cash used in operating activities	(1,347,000)	(480,000)
Cash flows from investing activities:
Investment in real estate	(31,054,000)	--
Payment of deposits	235,000	(1,040,000)
Building improvements	(159,000)	--
Proceeds from loan to equity method investee	--	474,000
Proceeds received through asset transfer transaction	--	1,291,000
Proceeds from loan to cost method invest	--	209,000
Proceeds from sale of Red Mountain	5,426,000	--
Building improvements on assets held for sale	--	(323,000)
Net cash provided by (used in) investing activities	(25,552,000)	611,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	23,927,000	3,692,000
Proceeds from promissory note	--	86,000
Proceeds from promissory note on assets held for sale	--	16,968,000
Capital contribution from noncontrolling interest – related party on asset held for sale	--	3,000,000
Payments on Redeemed shares	(128,000)	--
Distribution to non – controlling interest	(10,000)	--
Payments on notes payable	(355,000)	(202,000)
Payments on notes payable held for sale	(2,643,000)	(21,084,000)
Payments on notes payable – related party	--	(900,000)
Stockholders’ distributions	(1,158,000)	(822,000)
Net cash provided by financing activities	19,633,000	738,000
NET CHANGE IN CASH	(7,266,000)	(869,000)
Cash and cash equivalents, beginning of period	13,812,000	1,545,000
Cash and cash equivalents, end of period	$6,546,000	$2,414,000

Supplemental disclosures of cash flows information:
Interest paid	$531,000	$136,000
Non-cash investing and financing activities:
Distributions – DRIP	$413,000	$107,000
Capitalized loan fees related to promissory note	$16,000	$--
Reduction of debt by Advisor and related party recognized as a contribution	$--	$595,000
Shares issued for contingent acquisition liability	$--	$100,000
Debt assumed in acquisitions	$12,180,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MVP REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of June 30, 2015 the Company has received net consideration of approximately $64.8 million for the issuance of its common stock.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.

The Offering will close in September 2015, and the Company will not seek any further extensions of the Offering.

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

In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to Vestin Realty Mortgage I, Inc., a Maryland corporation and Nasdaq-listed company (“VRM I”) and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”).  Please see “Note B – Acquisitions” to the financial statements included in this Quarterly Report for more information regarding the property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013.   On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).

As of June 30, 2015, the Company has paid approximately $4.3 million in distributions including approximately $0.8 million in DRIP distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company’s sponsor is MVP Capital Partners, LLC (“MVPCP” or the “Sponsor”), an entity owned and managed by Michael V. Shustek, the Company’s Chairman and Chief Executive Officer.  The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”).  VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I.  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, VRM II and Vestin Fund III (“VF III”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”).

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

Capitalization

As of June 30, 2015 the Company had 6,962,509 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the “Convertible Stock”).

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

As of June 30, 2015 the Company has received net consideration of approximately $64.8 million for the issuance of its common stock in connection with the offering.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions of properties which are no longer part of our portfolio.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor’s participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company’s share repurchase program.  As of June 30, 2015, 87,840 common shares have been issued under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company’s receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP.  As of June 30, 2015, 25,220 shares had been redeemed.  As of the date of this filing, the Company has received additional requests for repurchase of 23,750 shares which exceed the amount allowable for 2015 repurchase by approximately $58,000 April 2016 will be the next date shares are available for repurchase.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by GAAP.

Consolidation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP MS Red Mountain 2013; Mabley Place Garage; LLC, MVP Denver Sherman; LLC, MVP Fort Worth Taylor, LLC; MVP Milwaukee Old World, LLC; MVP St. Louis Convention Plaza, LLC; MVP Houston Saks Garage, LLC; MVP St. Louis Lucas, LLC and MVP Milwaukee Wells, LLC, as well as the Company’s assets that sold during 2014. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended June 30, 2015, the Company expensed approximately $793,000 of related party and $225,000 non-related party acquisition costs.  During the six months ended June 30, 2015, the Company expensed approximately $1,781,000 of related party and $328,000 non-related party acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three and six months ended June 30, 2015, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in one financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000. As of June 30, 2015 and December 31, 2014, the Company had approximately $5.7 million and approximately $13.3 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the three and six months ended June 30, 2015 and 2014, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the six months ended June 30, 2015.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2015, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale (including liabilities related to assets held for sale), restricted cash and deposits in the 2014 condensed consolidated financial statements have been reclassified to conform to the June 30, 2015 presentation.

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

Accounting services

During the three months ended June 30, 2015, and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer (“CFO”), received fees of approximately $5,000, respectively, for accounting services.  During the six months ended June 30, 2015, and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer (“CFO”), received fees of approximately $10,000 and $9,000, respectively, for accounting services.

The Company has an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company owned by Ms. Gress, the Company’s CFO, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  During the three and six months ended June 30, 2015 we received fees of approximately $39,000 and $50,000. There were no such fees in 2014.

Commissions Paid

During the three and six months ended June 30, 2015, JNL Parking earned fees of approximately $0.2 million and $0.4 million, respectively, for 1% commission on purchases.

Ownership of Company Stock

As of June 30, 2015, the Sponsor owned 22,222 shares of the Company’s outstanding common stock, VRM I owned 69,101 shares of the Company’s outstanding common stock, VF III owned 44,212 shares of the Company’s outstanding common stock, JNL Parking owned 40,262 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of June 30, 2015, VRM I and VRM II had notes receivable from the Advisor of approximately $3.0 million and $10.5 million, respectively, which amount has been fully impaired for. The Advisor’s ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company’s public offering and its ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid in Connection with the Offering

On July 16, 2012 the Company signed a selling agreement which appoints MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC , an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  MVP AS will receive 3.00% of the gross offering proceeds it sells in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  For the six months ended June 30, 2015 and 2014 the Company paid no selling commissions to MVP AS.  Additionally, the Sponsor or its affiliates (other than MVP REIT, Inc.) pay up to an additional 5.25% of the gross offering proceeds for third party broker dealer commissions and due diligence expenses.  See “-Sponsor Commissions and Sponsor Due Diligence Fees” below for more information.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company’s shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company’s assets or another liquidity event transaction approved by the Company’s board.  As of June 30, 2015, the aggregate amount of fees and expense reimbursements waived by the Advisor is approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three and six months ended June 30, 2015 MVP REIT paid approximately $0.6 million and $1.3 million, respectively, in acquisition fees to the Advisor.  During the six months ended June 30, 2014 no acquisition fees were earned.  As of June 30, 2015, the Company had a balance of approximately $1,000 payable to the Advisor for fees earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended June 30, 2015 and 2014 were approximately $109,000 and $104,000, respectively.  Asset management fees for the six months ended June 30, 2015 and 2014 were approximately $178,000 and $236,000, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the three months ended June 30, 2015 and 2014 were approximately $18,000, and $10,000, respectively.  Debt financing fees for the six months ended June 30, 2015 and 2014 were approximately $30,000, and $12,000, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees paid to the Advisor for the six months ended June 30, 2015 and 2014.

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

In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award).  Please see “Note D — Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection with the Operations of the Company” for more information regarding the NASAA REIT Guidelines’ limitations on operating expenses.

Note G – Recent Accounting Pronouncements

The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 853-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Note H - Acquisitions

Denver Sherman

On January 26, 2015 the Company closed on the purchase of a 0.14 acre parking lot located at 1963 Sherman Street, Denver, Colorado, consisting of approximately 28 parking spaces, for a purchase price of $585,000, plus certain closing costs.  The parking lot is leased to the City of Denver School District Number 1.

Fort Worth Taylor

On March 16, 2015, the Company closed on its $23.3 million purchase of a multi-level parking garage. The parking garage consists of 1,013 parking spaces and approximately 11,828 square feet of office space.  The parking garage is located in Fort Worth, Texas.  The $23.3 million purchase price included assumption of the existing financing on the parking garage.  The existing financing has a maturity date of August 2021, has a balance of approximately $12.2 million, and an interest rate of 5.59% per annum.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to SP Plus Corporation.

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

St. Louis Convention Plaza

On May 13, 2015, the Company closed on a parking lot with 55,021 square feet and has 221 parking spaces located in St. Louis, Missouri, for a purchase price of approximately $2.6 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to SP Plus Corporation.

Houston Saks Garage

On May 28, 2015, the Company closed on a parking lot with 90,750 square feet and has 265 parking spaces located in Houston, TX, for approximately $8.4 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to iPark Services, LLC.

St. Louis Lucas

On June 29, 2015, the Company closed on a parking lot located in St. Louis, MO, for approximately $3.5 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 46,683 square feet, has 202 parking spaces, zoned I (CBD) and allows for a maximum building height of 200 feet.  The parking lot is leased by SP Plus Corporation, a nationwide parking operator, under a NN lease, whereby the Company is responsible to pay property taxes. SP Plus pays annual rent of $220,000. In addition, the lease provides revenue participation with MVP receiving 65% of gross receipts between $325,000 and $395,000 and 50% of Gross Receipts in excess of $395,001. The term of the lease is for 5 years.

Milwaukee Wells

On June 30, 2015, the Company closed on a parking lot located in Milwaukee, WI, for approximately $3.9 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 41,487 square feet and has 95 spaces, zoned C9-E, and allows for a maximum building height of 40 feet.  The parking lot is leased by PCAM, LLC, an independent parking operator, under a NNN lease. PCAM pays annual rent of $280,000.  In addition, the lease provides revenue participation with MVP receiving 50% of gross receipts over a contractual threshold of $710,000. The term of the lease is for 10 years.  As additional consideration for the purchase of the parking lot, the Company and PCAM have entered into a participation agreement, wherein, PCAM shall be entitled to 25% of the net proceeds in excess of $3.9 million in cash upon sale of property.

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable	Total liabilities assumed	Net assets and liabilities acquired
Denver Sherman	$585,000	$--	$585,000	$--	$--	$585,000
Ft. Worth Taylor	5,834,000	17,502,000	23,336,000	12,180,000	12,180,000	11,156,000
Milwaukee Old World	1,000,000	--	1,000,000	--	--	1,000,000
St. Louis Convention Plaza	2,575,000	--	2,575,000	--	--	2,575,000
Houston Saks Garage	3,565,000	4,810,000	8,375,000	--	--	8,375,000
St. Louis Lucas	3,463,000	--	3,463,000	--	--	3,463,000
Milwaukee Wells	3,900,000	--	3,900,000	--	--	3,900,000
	$20,922,000	$22,312,000	$43,234,000	$12,180,000	$12,180,000	$31,054,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2015 and 2014, and assumes that the acquisition was completed as of January 1, 2014.

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Revenues from continuing operations	$1,361,000	$882,000	$2,725,000	$1,627,000
Revenues from continuing operations	$1,361,000	$882,000	$2,725,000	$1,627,000
Net loss available to common stockholders	$(374,000)	$(918,000)	$(904,000)	(723,000)
Net loss available to common stockholders per share – basic	$(0.06)	$(0.26)	$(0.16)	$(0.22)
Net loss available to common stockholders per share – diluted	$(0.06)	$(0.26)	$(0.16)	$(0.22)

Revenue and expenses of acquisitions since acquisition dates included in condensed consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through June 30, 2015:

Revenue	$560,000
Expenses	(1,730,000)
Net loss	$(1,170,000)

Note I — Assets held for sale

During February 2015, management has entered into a plan to sell the storage unit assets which results in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, which are classified as discontinued operations.

On May 6, 2015, the Company sold the storage unit asset located in Nevada to a non-related third party for approximately $5.4 million.  Proceeds of approximately $2.6 million from this sale paid the promissory note for this property in full.

The following is summary of net assets held for sale as of June 30, 2015:

June 30, 2015
Assets:
Current assets	$8,000
Property and equipment, net	3,154,000
Other assets	49,000
Total assets	$3,211,000

Liabilities:
Accounts payable and accrued liabilities	$48,000
Notes payable	1,668,000
Total liabilities	1,716,000
Net assets held for sale	$1,495,000

The following is a summary of the results of operations related to the assets held for sale for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$183,000	$134,000	446,000	$251,000
Expenses	(127,000)	112,000	(291,000)	208,000
Net Income	$56,000	$246,000	155,000	$459,000

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

During September 2013, through the acquisition of Red Mountain, the Company financed a 7-year term loan with a balance of approximately $2.7 million, collateralized by real property located in Las Vegas, Nevada, matures in October 2020, bears an annual interest rate of 4.35%, and is payable in monthly installment payments of principal and interest totaling approximately $15,000.  This loan was paid in full through the sale of the property in May 2015.

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

Total interest expenses incurred for the three months ended June 30, 2015 and 2014 is $319,000 and $35,000, respectively.  Interest expenses incurred for the six months ended June 30, 2015 and 2014 is $531,000 and $37,000, respectively

As of June 30, 2015, future principal payments on the notes payable are as follows:

2015	$298,000
2016	529,000
2017	556,000
2018	586,000
2019	4,326,000
Thereafter	18,937,000
Total	$25,232,000

Note K — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On August 6, 2015, the Company entered into a purchase and sale agreement to sell its self-storage facility located in Cedar Park, Texas, which is owned by the Company’s wholly owned subsidiary MVP MS Cedar Park 2012, LLC. The net sales price is approximately $4.3 million, including the assumption of the existing loan with a balance of approximately $1.7 million. The buyer’ due diligence period expires on or about September 7, 2015 at which time the earnest money deposit of $0.2 million would become nonrefundable, subject to terms and conditions of the purchase and sale agreement. Provided the buyer approves its due diligence and is approved to assume the existing loan, the sale could occur as early as September 22, 2015.

During August 2015, Houston Saks Garage issued a promissory note for approximately $3.7 million.  The note is collateralized by real property located in Houston, Texas, bears an annual interest rate of 4.25%, and is payable in monthly installment payments of principal and interest totaling approximately $30,000, maturing in August 2025.

As of the date of this filing, the Company has received additional requests for repurchase of 23,750 shares which exceed the amount allowable for 2015 repurchase by $58,000.  April 2016 will be the next date shares are available for repurchase.

On July 10, 2015, the Company, through its wholly owned entity, MVP Wildwood NJ Lot, LLC, a Nevada limited liability company, purchased a parking lot for approximately $1.0 million in cash.  The parking lot is located at 400 East Magnolia Ave, Wildwood, NJ. The parking lot consists of 11,250 square feet and has 29 parking spaces.  The parking lot is zoned T/E, and allows for a maximum building height of 250 feet.  The parking lot will be managed by SP Plus Corporation, a nationwide parking operator. The term of the management agreement is for 5 years.

On July 27, 2015, the Company announced that through its wholly owned entity, MVP Indianapolis City Park Garage, LLC, a Nevada limited liability company, announced that it has entered into a purchase agreement dated July 23, 2015 to purchase a parking garage for approximately $10.5 million.  The parking garage is located at 120 East Washington Street, Indianapolis, IN (the “garage”).  The garage consists of approximately 52,650 square feet and has approximately 370 parking spaces.  MVP anticipates entering into a lease with a parking operator to lease the parking garage.  The Purchase Agreement is subject to MVP’s due diligence.  It is anticipated that the purchase will close in September, however, there can be no assurance when and if this acquisition will be completed.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015.  This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2014. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  On September 25, 2012, the Company commenced its initial public offering of up to $500 million in common stock, $0.001 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Registration Statement also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.  Pursuant to the terms of the Offering, the Company was required to raise at least $3.0 million in connection with the sale of common stock in order to break escrow and commence operations.  On December 11, 2012, the Company reached its minimum offering of $3 million.  As of June 30, 2015 the Company has received net consideration of approximately $64.8 million for the issuance of its common stock.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.

The Offering will be terminated in September 2015.

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

As of June 30, 2015, the Company had acquired, 14 properties with the purchase price totaling approximately $78.2 million, including closing costs, which includes a 30% minority interest held by third parties on one property. The Company has a 100% ownership interest in each of the other acquired properties.  These acquisitions were funded by the ongoing initial public offering, third party financing and the assumption of existing liabilities.

During January 2015, the Company acquired 100% interest in a parking facility located in Denver CO.  The Company purchased the property for approximately $0.6 million.

On March 16, 2015, the Company closed on its $23.3 million purchase of a multi-level parking garage. The parking garage consists of 1,013 parking spaces and approximately 11,828 square feet of office space.  The parking garage is located in Fort Worth, Texas.  The purchase price included assumption of the existing financing which has a maturity date of August 2021, a balance of approximately $12.2 million, and an interest rate of 5.59% per annum.  The Company paid customary closing costs in connection with the transaction.

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

On May 13, 2015, the Company closed on a parking lot with 55,021 square feet and has 221 parking spaces located in St. Louis, Missouri, for a purchase price of approximately $2.6 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to SP Plus Corporation.

On May 28, 2015, the Company closed on a parking lot with 90,750 square feet and has 265 parking spaces located in Houston, TX, for approximately $8.4 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to iPark Services, LLC.

On June 29, 2015, the Company closed on a parking lot located in St. Louis, MO, for approximately $3.5 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 46,683 square feet, has 202 parking spaces, zoned I (CBD) and allows for a maximum building height of 200 feet.  The parking lot is leased by SP Plus Corporation.

On June 30, 2015, the Company closed on a parking lot located in Milwaukee, WI, for approximately $3.9 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 41,487 square feet and has 95 spaces, zoned C9-E, and allows for a maximum building height of 40 feet.  The parking lot is leased by PCAM, LLC.

On July 10, 2015, the Company purchased a parking lot for approximately $1.0 million in cash.  The parking lot is located at 400 East Magnolia Ave, Wildwood, NJ (the “parking lot”). The parking lot consists of 11,250 square feet and has 29 parking spaces.  The parking lot will be managed by SP Plus Corporation, a nationwide parking operator.

On May 6, 2015, the Company sold the storage unit asset located in Nevada to a non-related third party for approximately $5.4 million.  Proceeds of approximately $2.6 million from this sale paid the promissory note for this property in full.

The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities.  In addition, the Company has agreed that no more than 25% of the gross proceeds from its initial public offering will be used to invest in real properties other than parking facilities.

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

In May, 2015 the Board of Directors of VRMI and VRMII agreed to form MVP Capital Partners II, LLC, a Nevada limited liability company. VRMI owns 40% and VRMII owns 60% of the new limited liability company.  The purpose of CPII is to act as the sponsor of MVP REIT II, Inc., a Maryland corporation (“MVPII”), which is being formed as a publicly registered non traded REIT. MVPII has filed its initial registration statement with the SEC and all of the states. MVPII had not yet been declared effective.  MVPII is seeking to raise up to $550,000,000 with the proceeds from the offering being used primarily to acquire parking assets in the United States and Canada. MVPII has engaged MVP Advisors as its advisor.  The VRMI and VRMII boards have agreed to fund through CPII certain costs and expenses of MVPII in proportion to their ownership interest.  As consideration for the initial investment CPII received 8,000 shares of common stock in MVPII.

VRM I and VRM II are Nasdaq-listed companies engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement, as further described under “Note D – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Annual Report. As of June 30, 2015, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

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

Results of Operations

As of June 30, 2015, the Company had acquired 14 properties of which the Company’s share of the purchase price totaled $78.2 million, including closing costs. These acquisitions were funded by the ongoing initial public offering, third party financing and the assumption of existing liabilities. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below may not be indicative of future results of operations.

Amounts listed in connection with assets held for sale, including liabilities and results of operations related to the assets held for sale in the 2014 condensed consolidated financial statements have been reclassified to conform to the June 30, 2015 presentation.

Comparison of operating results for the three months ended June 30, 2015, to the three months ended June 30, 2014:

	2015	2014
Revenues
Rental revenue	$1,060,000	$137,000
Total revenues	$1,060,000	$137,000

Total rental revenue earned is from our 14 consolidated properties which were acquired during 2014 and 2015.  Assets purchased in 2012 and 2013 were either sold or held for sale as of June 30, 2015 and income from those investments are reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes in our consolidated statements of operations.

See Note H – Acquisitions  of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2015	2014
Operating expenses
General and administrative	$249,000	$154,000
Acquisition expenses	225,000	14,000
Acquisition expenses – related party	793,000	1,385,000
Operation and maintenance	247,000	126,000
Depreciation	202,000	12,000
Total operating expenses	$1,716,000	$1,691,000

Increase in operating expenses is mainly due to the Advisor receiving an acquisition fee of approximately $0.6 million, or 3.0% of the purchase price on the four properties the Company acquired during the three months ended June 30, 2015. Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.

	2015	2014
Other income (expense)
Interest expense	$(319,000)	$(35,000)
Income from investment in equity method investee	--	2,000
Loan fees	(19,000)	--
Total other income (expense)	$(338,000)	$(33,000)

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

See Note J – Notes Payable of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
	2015	2014
Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	$56,000	$257,000
Gain on sale of investment in real estate held for sale	338,000	--
Other discontinued operations expense	(50,000)	--
Total income from discontinued operations	$344,000	$257,000

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

Comparison of operating results for the six months ended June 30, 2015, to the six months ended June 30, 2014:

	2015	2014
Revenues
Rental revenue	$1,748,000	$137,000
Total revenues	$1,748,000	$137,000

Total rental revenue earned is from our 14 consolidated properties which were acquired during 2014 and 2015.  Assets purchased in 2012 and 2013 were either sold or held for sale as of June 30, 2015 and income from those investments are reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes in our consolidated statements of operations.

See Note H – Acquisitions  of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2015	2014
Operating expenses
General and administrative	$453,000	$417,000
Acquisition expenses	328,000	61,000
Acquisition expenses – related party	1,781,000	1,399,000
Operation and maintenance	335,000	260,000
Loss on sale of investment in real estate	--	6,000
Depreciation	296,000	16,000
Total operating expenses	$3,193,000	$2,159,000

Increase in operating expenses is mainly due to the Advisor receiving an acquisition fee of approximately $1.3 million, or 3.0% of the purchase price on the seven properties the Company acquired during the six months ended June 30, 2015.

	2015	2014
Other income (expense)
Interest expense	$(531,000)	$(37,000)
Income from investment in equity method investee	--	6,000
Loan fees	(39,000)	--
Total other income (expense)	$(570,000)	$(31,000)

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

See Note J – Notes Payable of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2015	2014
Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	$155,000	$506,000
Gain on sale of investment in real estate held for sale	338,000	--
Other discontinued operation expense	(50,000)	--
Total income from discontinued operations	$443,000	$506,000

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

Our calculation of FFO and MFFO is presented in the following table for the six months ended June 30, 2015.

Net Loss	$(1,572,000)
Subtract:
Deferred rental assets	(128,000)
Add:
Depreciation and amortization of real estate assets	335,000
FFO	(1,365,000)
Add:
Acquisition fees and expenses to non-affiliates	328,000
Acquisition fees and expenses to affiliates	1,781,000
MFFO	$744,000

Capital and Liquidity Resources

The Company commenced operations on December 11, 2012 and acquired our first property on December 14, 2012.

Our principal demand for funds will be for the acquisition of real estate assets, funding of loans secured by real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate will be funded primarily from the sale of shares through our distribution reinvestment plan, dispositions of properties in our portfolio and through third party financing and the assumption of debt on acquired properties.  In addition, we anticipate raising additional funds through our pending public offering, which will be concluded in September 2015.

Net cash used in operating activities for the six months ended June 30, 2015 was $1,347,000.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $31.1 million and provided by proceeds from the sale of Red Mountain of approximately $5.4 million.  Net cash provided by financing activities consisted of proceeds from issuance of common stock, net of commissions of approximately $23.9 million.  Net cash used in financing activities consisted of payments on redeemed shares of approximately $0.1 million, payments on notes payable of approximately $0.4 million, payments on notes payable – held for sale of approximately $2.6 million and distributions to stockholder’s of approximately $1.2 million.

As of June 30, 2015, the Company has four promissory notes secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

The Company is currently focused on expanding its capital resources by raising additional funds in its initial public offering.  The Company has worked over the last several months to expand the number of selling agreements it has with unaffiliated broker-dealers.  The Company believes that selling through such unaffiliated broker-dealers may increase the sale of its shares in the public offering, as compared to the direct selling efforts previously employed by the Company through its affiliated broker-dealer, MVP AS.  The Company anticipates entering into additional selling agreements with additional unaffiliated broker dealers for the sale of its common stock.  The initial public offering will be terminated in September 2015.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the six months ended June 30, 2015 and 2014.

	For the Six months ended June 30, 2015	For the Six months ended June 30, 2014
Selling Commissions – related party	$--	$1,000
Acquisition Fees – related party	1,781,000	1,399,000
Asset Management Fees	178,000	236,000
Debt Financing Fees	30,000	12,000
Total	$1,989,000	$1,648,000

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

As of June 30, 2015, the Company has paid approximately $4.3 million in distributions including approximately $0.8 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	622,000	265,000	887,000	(436,000)
Total June 30, 2015	$1,157,000	$413,000	$1,570,000	$(1,347,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

The Company may not generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include proceeds from the Offering, borrowings, cash advances from our Advisor or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.  The level of distributions will be determined by the board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the six months ended June 30, 2015 and 2014 were approximately zero.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of June 30, 2015.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2015.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$25,232,000	$298,000	$1,085,000	$4,912,000	$18,937,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$25,232,000	$298,000	$1,085,000	$4,912,000	$18,937,000

Subsequent Events

Status of Offering

The Company commenced the initial public offering of up to $550,000,000 in shares of common stock on September 25, 2012. As of August 10, 2015, the Company has accepted investors’ subscriptions for, and issued, 7,796,690 shares of common stock, including shares issued pursuant to the distribution reinvestment plan.  The Company received cash proceeds of approximately $48.1 million, additionally the Company issued shares valued at $19.5 million for contributed properties.  The initial public offering will terminate in September 2015.

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

As of June 30, 2015, the Company’s debt consisted of approximately $25.2 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of June 30, 2015:

	For the Years Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$298,000	$528,000	$556,000	$586,000	$4,326,000	$18,937,000	$25,232,000	$21,931,000
Average interest rate	4.66%	5.07%	5.07%	5.07%	4.96%	5.01%	--	--

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended June 30, 2015.

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

As of June 30, 2015, the Company issued 6,962,493 shares of common stock in our initial public offering for a total of approximately $64,759,000, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2015:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	4,675,310	$40,805,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	87,834	--
Redeemed shares	--	(25,220)	(223,000)
Distributions –Cash	--	--	(3,485,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	6,962,493	$64,759,000

From inception through June 30, 2015, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$224,000
Selling commissions – unrelated party	1,001,000
Organization and offering expenses	2,555,000
Total expenses	$3,780,000

From the commencement of our offering through June 30, 2015, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $37.0 million.  From the commencement of the offering through June 30, 2015, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.  If we continue to pay distributions from offering proceeds and other sources other than our cash flow from operations, the funds available to us for investments would be reduced, the share value may be diluted, the expenses and other amounts, as percentage of the total offering proceeds, may be higher.  For the six months ended June 30, 2015, the ratio of the costs of raising capital to the capital raised is approximately 10.46%.

Share Repurchase Program

As of June 30, 2015, the Company redeemed 25,220 shares through the share repurchase program (“SRP”).  For the period from July 1, 2015 through the date of this filing, the Company has redeemed an additional 696 shares and has pending requests to redeem an additional 23,750 shares, which exceed the amount allowable for 2015 repurchase by approximatley $58,000.  April 2016 will be the next date shares are available for repurchase.

ITEM 5.                      OTHER INFORMATION

During the second quarter of 2015, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K,

ITEM 6.	EXHIBITS

EXHIBIT INDEX

1.1(2)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(4)	Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
1.3(6)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(6)	Amendment to Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
3.1(2)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(2)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(2)	Articles of Amendment (Name Change)
3.4(3)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(2)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(5)	Articles of Amendment of MVP REIT, Inc.
3.7(6)	Articles of Amendment of MVP REIT, Inc.
4.1(7)	Form of Subscription Agreement
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)	The following materials from the Company’s Quarterly report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of June 30, 2015 and December 31, 2014 (unaudited), (ii) Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Statement of Equity (Deficit) for the six months ended June 30, 2015 (unaudited), (iv) Statement of Cash Flows for the six months ended June 30, 2015, and 2014 (unaudited) (v) Notes to Financial Statements (unaudited).

(1)	Filed concurrently herewith.
(2)	Filed previously with the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on June 13, 2012, and incorporated herein by reference.
(3)	Filed previously with the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.
(4)	Filed previously with the Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 on July 16, 2012, and incorporated herein by reference.
(5)	Filed previously with the Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.
(6)	Filed previously with the Pre-Effective Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.
(7)	Filed previously as an annex to Supplement No. 3 dated July 16, 2015 to the Prospectus, dated April 16, 2015 on July 16, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	August 10, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 10, 2015