Form 10-Q/A
period 2013-08-15
MVP REIT, Inc.
filed 2015-08-14
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Yes  [   ]    No   [X]

As of August 11, 2015, there were 7,796,690 shares of the Company’s Common Stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for MVP REIT, Inc., for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 11, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	August 11, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 11, 2015