Form 10-Q
period 2015-11-10
MVP REIT, Inc.
filed 2015-11-16
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Or
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No   [X]

As of November 16, 2015, there were 10,975,490 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MVP REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$33,565,000	$13,812,000
Cash – restricted	1,248,000	388,000
Prepaid expenses	163,000	246,000
Deferred rental assets	177,000	27,000
Investments in real estate and fixed assets:
Land and improvements	37,156,000	15,264,000
Building and improvements	33,730,000	11,259,000
Fixed assets	88,000	88,000
	70,974,000	26,611,000
Accumulated depreciation	(584,000)	(66,000)
Total investments in real estate and fixed assets, net	70,390,000	26,545,000
Capitalized loan fees	557,000	437,000
Deposits	2,860,000	300,000
Other assets	140,000	127,000
Assets held for sale	3,205,000	8,313,000
Total assets	$112,305,000	$50,195,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$533,000	$61,000
Due to related parties	6,000	16,000
Liabilities related to assets held for sale	1,709,000	4,439,000
Security deposits	211,000	--
Notes payable	28,694,000	13,407,000
Total liabilities	31,153,000	17,923,000
Commitments and contingencies
Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 10,269,735 and 4,188,956 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	10,000	4,000
Additional paid-in capital	92,485,000	42,114,000
Accumulated deficit	(13,169,000)	(11,565,000)
Total MVP REIT, Inc. Shareholders’ Equity	79,326,000	30,553,000
Non-controlling interest- related party	1,826,000	1,719,000
Total equity	81,152,000	32,272,000
Total liabilities and equity	$112,305,000	$50,195,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$1,353,000	$212,000	$3,101,000	$349,000
Total revenues	1,353,000	212,000	3,101,000	349,000

Operating expenses
General and administrative	198,000	267,000	650,000	684,000
Acquisition expenses	153,000	21,000	481,000	82,000
Acquisition expenses – related party	75,000	54,000	1,856,000	1,453,000
Operation and maintenance	271,000	85,000	606,000	345,000
Depreciation	221,000	18,000	518,000	34,000
Total operating expenses	918,000	445,000	4,111,000	2,598,000

Income (loss) from operations	435,000	(233,000)	(1,010,000)	(2,249,000)

Other income (expense)
Interest expense	(365,000)	(53,000)	(935,000)	(90,000)
Income from investment in equity method investee	--	--	--	6,000
Gain on sale of investment in real estate	--	136,000	--	136,000
Total other income (expense)	(365,000)	83,000	(935,000)	52,000

Income (loss) from continuing operations	70,000	(150,000)	(1,945,000)	(2,197,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	34,000	225,000	189,000	731,000
Gain on sale of investment in real estate held for sale	--	--	288,000	--
Total income from discontinued operations	34,000	225,000	477,000	731,000

Provision for income taxes	--	--	--	--

Net income (loss)	104,000	75,000	(1,468,000)	(1,466,000)
Net income attributable to non-controlling interest – related party	48,000	21,000	136,000	86,000
Net income attributable to MVP REIT, Inc. common stockholders	$56,000	$54,000	$(1,604,000)	$(1,552,000)
Basic and diluted income (loss) per weighted average common share
Income (loss) from continuing operations attributable to MVP REIT common stockholders - basic and diluted	$--	$(0.05)	$(0.33)	$(0.66)
Income from discontinued operations - basic and diluted	0.01	0.06	0.08	0.21
Net income (loss) attributable to MVP REIT common stockholders - basic and diluted	$0.01	$0.02	$(0.25)	$(0.45)
Weighted average common shares outstanding, basic and diluted	8,140,809	3,773,519	6,381,719	3,472,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.

CONSDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2014	1,000	$--	4,188,956	$4,000	$42,114,000	$(11,565,000)	$1,719,000	$32,272,000

Issuance of common stock – purchase, net of commissions of $1,472,000	--	--	6,004,350	6,000	52,414,000	--	--	52,420,000

Distributions - DRIP	--	--	91,735	--	--	--	--	--

Distributions - cash	--	--	--	--	(1,909,000)	--	--	(1,909,000)

Distributions to noncontrolling interest							(29,000)	(29,000)

Redeemed shares	--	--	(15,306)	--	(134,000)	--	--	(134,000)

Net income (loss)	--	--	--	--	--	(1,604,000)	136,000	(1,468,000)

Balance, September 30, 2015	1,000	$--	10,269,735	$10,000	$92,485,000	$(13,169,000)	$1,826,000	$81,152,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,468,000)	$(1,470,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	518,000	156,000
Acquisition expense related to asset transfer	--	1,336,000
Gain on sale of investment in real estate		(70,000)
Income from investment in cost method investee	--	6,000
Change in operating assets and liabilities:
Restricted cash	(860,000)	--
Accounts receivable	--	12,000
Prepaid expenses	83,000	(2,000)
Deferred rental assets	(150,000)	(17,000)
Other assets	(13,000)	186,000
Capitalized loan fees	(120,000)	3,000
Security deposits	211,000	--
Assets held for sale, net	(405,000)	(255,000)
Due to related parties	(10,000)	(1,611,000)
Accounts payable and accrued liabilities	473,000	1,000
Net cash used in operating activities	(1,741,000)	(1,725,000)
Cash flows from investing activities:
Investment in real estate	(32,024,000)	--
Proceeds from sale of investment in real estate and fixed assets	--	10,358,000
Payment of deposits	(2,560,000)	(1,140,000)
Building improvements	(159,000)	--
Proceeds from loan to equity method investee	--	474,000
Proceeds received through asset transfer transaction	--	1,291,000
Proceeds from loan to cost method invest	--	209,000
Proceeds from sale of Red Mountain	5,426,000	--
Building improvements on assets held for sale	--	(328,000)
Net cash provided by (used in) investing activities	(29,317,000)	10,864,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
(Unaudited)
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	52,420,000	6,000,000
Proceeds from promissory note	3,656,000	86,000
Proceeds from promissory note on assets held for sale	--	16,968,000
Capital contribution from noncontrolling interest – related party on asset held for sale	--	3,000,000
Distribution to non – controlling interest	(29,000)	--
Payments on notes payable	(550,000)	(248,000)
Payments on notes payable held for sale	(2,643,000)	(21,118,000)
Redeemed shares	(134,000)	(10,000)
Payments on notes payable – related party	--	(900,000)
Stockholders’ distributions	(1,909,000)	(1,265,000)
Net cash provided by financing activities	50,811,000	2,513,000
NET CHANGE IN CASH	19,753,000	11,652,000
Cash and cash equivalents, beginning of period	13,812,000	1,545,000
Cash and cash equivalents, end of period	$33,565,000	$13,197,000

Supplemental disclosures of cash flows information:
Interest paid	$935,000	$237,000
Non-cash investing and financing activities:
Distributions – DRIP	$413,000	$185,000
Capitalized loan fees related to promissory note	$16,000	$--
Reduction of debt by Advisor and related party recognized as a contribution	$--	$595,000
Shares issued for contingent acquisition liability	$--	$100,000
Debt assumed in acquisitions	$12,180,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering, which closed in September 2015, the Company received net consideration of approximately $92.5 million for the issuance and sale of its common stock.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.  The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

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

The Company’s investment strategy was originally to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.

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

As of September 30, 2015, the Company has paid approximately $5.4 million in distributions including approximately $1.2 million in DRIP distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

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

Capitalization

As of September 30, 2015 the Company had 10,269,735 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the “Convertible Stock”).

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

As of September 30, 2015 the Company has received net consideration of approximately $92.5 million for the issuance of its common stock in connection with the offering.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions of properties which are no longer part of our portfolio.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor’s participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company’s share repurchase program.  As of September 30, 2015, 132,245 common shares have been issued under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company’s receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP.  As of September 30, 2015, 25,916 shares had been redeemed.  As of the date of this filing, the Company has received additional requests for repurchase of 16,469 which exceed the amount allowable for 2015 repurchase by $147,144.  April 2016 will be the next date shares are available for repurchase.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by GAAP.

Consolidation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP MS Red Mountain 2013, LLC; Mabley Place Garage; LLC, MVP Denver Sherman; LLC, MVP Fort Worth Taylor, LLC; MVP Milwaukee Old World, LLC; MVP St. Louis Convention Plaza, LLC; MVP Houston Saks Garage, LLC; MVP St. Louis Lucas, LLC, MVP Milwaukee Wells, LLC and MVP Wildwood NJ Lot, LLC, as well as the Company’s assets that were sold during 2014. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Concentration

The company has approximately six tenants.  One tenant, Standard Parking + (“SP+”), consists of more than 10% of the Company’s rental revenue.  This tenant represents a concentration for the three and nine months ended September 30, 2015 and 2014.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended September 30, 2015, the Company expensed approximately $75,000 of related party and $153,000 non-related party acquisition costs.  During the nine months ended September 30, 2015, the Company expensed approximately $1,856,000 of related party and $481,000 non-related party acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three and nine months ended September 30, 2015, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000. As of September 30, 2015 and December 31, 2014, the Company had approximately $32.4 million and approximately $13.3 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the three and nine months ended September 30, 2015 and 2014, the Company had no advertising costs.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to the extent it makes investments in real estate loans for estimated credit impairment.  The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the nine months ended September 30, 2015.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2015, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale (including liabilities related to assets held for sale), restricted cash and deposits in the 2014 condensed consolidated financial statements have been reclassified to conform to the September 30, 2015 presentation.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company’s due diligence of a property located in Milwaukee it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of September 30, 2015 management does not anticipate a material adverse effect related to this environmental matter.  Please see Note I Acquisitions for further information regarding the acquisition of the Milwaukee property.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D – Investments in Real Estate

As of September 30, 2015, the company has the following Investments in Real Estate:
Property	Location	Date Acquired	Property Type	Investment Amount	Size / Acreage	# Spaces / Units	Retail /Office Square Ft.	% of Portfolio **
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	7/31/2013	Parking Lot / Office Bldg.	$3,400,000	.75 acre	66	4,061	4.94%
Memphis Court	216 Court St, Memphis, TN	8/28/2013	Parking Lot	$190,000	.41 acre	37	N/A	0.28%
Memphis Poplar	212 Poplar Ave, Memphis, TN	8/28/2013	Parking Lot	$2,685,000	.86 acre	125	N/A	3.87%
Kansas City	1130 Holmes St, Kansas City, MO	8/28/2013	Parking Lot	$1,550,000	1.18 acres	164	N/A	2.25%
St. Louis	1300 Spruce St, St. Louis, MO	9/4/2013	Parking Lot	$4,125,000	1.22 acres	179	N/A	2.33%
Mabley Place *	400 Race Street, Cincinnati, OH	12/9/2014	Parking Facility	$15,000,000	.91 acre	775	8,400	21.81%
Denver Sherman	1963 Sherman Street, Denver, CO	1/26/2015	Parking Lot	$585,000	.14 acre	28	N/A	0.85%
Ft. Worth	814 Taylor Street, Fort Worth, Texas	3/16/2015	Parking Facility	$23,336,000	1.18 acres	1,013	11,828	34.17%
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	3/31/2015	Parking Lot	$1,000,000	.27 acre	54	N/A	1.45%
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	5/31/2015	Parking Lot	$2,575,000	1.26 acres	221	N/A	3.74%
Houston Saks Garage	611 Fannin Street, Houston, Tx	5/28/2015	Parking Facility	$8,375,000	.36 acre	265	5,000	12.18%
St. Louis Lucas	Lucas Ave, St. Louis, MO	6/29/2015	Parking Lot	$3,463,000	1.07 acres	217	N/A	5.04%
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	6/30/2015	Parking Lot	$3,900,000	.95 acre	100	N/A	5.67%
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	7/10/2015	Parking Lot	$970,000	.29 acre	29	N/A	1.41%

*MVP REIT owns 70%, MVP REIT Owns 100% in all other properties.
** Based on investment amount.

Property	Location	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	RAC-CC	150 Feet	SP+	02/01/2014	5 yr. w/2 5 yr. ext.
Memphis Court	216 Court St, Memphis, TN	CBD	Unlimited	SP+	03/14/2012	2 Years remaining
Memphis Poplar	212 Poplar Ave, Memphis, TN	CBD	Unlimited	Best Park	03/01/2014	5 yr. w/2 5 yr. ext.
Kansas City	1130 Holmes St, Kansas City, MO	B4-5	Unlimited	SP+	03/14/2012	15 Years
St. Louis	1300 Spruce St, St. Louis, MO	I (CBD)	200 Feet	SP+	12/01/2013	5 yr. w/2 5 yr. ext.
Mabley Place	400 Race Street, Cincinnati, OH	DD-A	510 Feet	SP+	12/09/2014	10 Years
Denver Sherman	1963 Sherman Street, Denver, CO	CMX-16	200 Feet	Denver SD	07/01/2014	10 Years w/1 5 yr. ext.
Ft. Worth	814 Taylor Street, Fort Worth, Texas	CBD-H	Unlimited	SP+	03/16/2015	10 Years
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	C9-E	40 Feet	SP+	03/31/2015	5 yr. w/1 5 yr. ext.
St. Louis Convention	1010 Convention Plaza, St. Louis, MO	I (CBD)	200 Feet	SP+	05/13/2015	5 yr. w/1 5 yr. ext.
Houston Saks Garage	611 Fannin Street, Houston, Tx	N/A	Unlimited	iPark	05/28/2015	10 yr. w/1 5 yr. ext.
St. Louis Lucas	Lucas Ave, St. Louis, MO	I (CBD)	200 Feet	SP+	06/29/2015	5 yr. w/1 5 yr. ext.
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	C9-E	40 Feet	SP+	06/30/2015	10 Years
Wildwood NJ Lot *	400 East Magnolia Ave, Wildwood, NJ	T/E	35 feet	N/A		N/A

*Operated pursuant to management agreement with SP+

Note E — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Accounting services

During the three months ended September 30, 2015, and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer (“CFO”), received fees of approximately $5,000  for accounting services.  During the nine months ended September 30, 2015, and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer (“CFO”), received fees of approximately $15,000 and $12,000, respectively, for accounting services.

The Company has an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company owned by Ms. Gress, the Company’s CFO, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  During the three and nine months ended September 30, 2015 Strategix Solutions received fees of approximately $56,000 and $96,000, respectively. There were no such fees in 2014.

Commissions Paid

During the three and nine months ended September 30, 2015, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Company’s Chief Investment Officer and Chief Technology Officer, earned fees of approximately $0.2 million and $0.4 million, respectively, for 1% commission on purchases.

Ownership of Company Stock

As of September 30, 2015, the Sponsor owned 22,222 shares of the Company’s outstanding common stock, VRM I owned 69,898 shares of the Company’s outstanding common stock, VF III owned 34,297 shares of the Company’s outstanding common stock, JNL Parking owned 40,498 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A “Organization, Proposed Business Operations and Capitalization” for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the “Sponsor”), and contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company’s operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable.

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of September 30, 2015, VRM I and VRM II had notes receivable from the Advisor of approximately $4.2 million and $12.3 million, respectively, which amount has been fully impaired. The Advisor’s ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company’s ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid in Connection with the Offering

Broker Dealers received 3.00% of the gross offering proceeds sold in the Offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  Additionally, the Sponsor or its affiliates (other than MVP REIT, Inc.) paid up to an additional 5.25% of the gross offering proceeds for third party broker dealer commissions and due diligence expenses.

On July 16, 2012 the Company signed a selling agreement which appointed MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC , an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  For the nine months ended September 30, 2015 and 2014 MVP AS did not earn selling commissions.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company’s shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company’s assets or another liquidity event transaction approved by the Company’s board.  As of September 30, 2015, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company’s total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company’s real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company’s net income, which is defined as the Company’s total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor does not currently owe any amounts to the Company under this provision. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify that such reimbursements do not exceed the limits identified above or, in the event of any excessive payments, will obtain reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three and nine months ended September 30, 2015 MVP REIT paid approximately $0.4 million and $1.8 million, respectively, in acquisition fees to the Advisor.  During the nine months ended September 30, 2014 no acquisition fees were earned.  As of September 30, 2015, the Company had a balance of approximately $1,000 payable to the Advisor for fees earned by the Advisor.  During the three and nine months ended September 30, 2015, JNL Parking earned fees of approximately $0.2 million and $0.4 million, respectively, for 1% commission on purchases.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended September 30, 2015 and 2014 were approximately $146,000 and $68,000, respectively.  Asset management fees for the nine months ended September 30, 2015 and 2014 were approximately $324,000 and $304,000, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the three months ended September 30, 2015 and 2014 were approximately $18,000, and $10,000, respectively.  Debt financing fees for the nine months ended September 30, 2015 and 2014 were approximately $48,000, and $22,000, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the nine months ended September 30, 2015 and 2014.

Fees and Expense Reimbursements Payable by Borrowers and Other Third Parties

The Company or its affiliates may be entitled to late fees, loan servicing fees, loan extension and loan modification fees and other fees and expense reimbursement payable by borrowers and other third parties.

Note F —Dependency

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

In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled to under the Advisory Agreement as further described under “Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. If the Company is required to find an alternative advisor, the Company may not be able to find an alternative advisor who would be willing to continue to waive such fees and expenses.  As a result, the Company may have to incur additional costs and expenses if it is required to replace the Advisor or other agents that are providing services to the Company.

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

In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award).  Please see “Note E — Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection with the Operations of the Company” for more information regarding the NASAA REIT Guidelines’ limitations on operating expenses.

Note H – Recent Accounting Pronouncements

The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 853-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note I - Acquisitions

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

Milwaukee Old World

On March 31, 2015, the Company closed on the purchase of a parking lot consisting of 54 parking spaces, located in Milwaukee, WI, for a purchase price of $1 million. The property is leased to SP Plus Corporation.  During the Company’s due diligence of the property it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot.  As of September 30, 2015 management does not anticipate a material adverse effect related to this environmental matter.

St. Louis Convention Plaza

On May 13, 2015, the Company closed on the purchase of a parking lot with 55,021 square feet and 221 parking spaces located in St. Louis, Missouri, for a purchase price of approximately $2.6 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to SP Plus Corporation.

Houston Saks Garage

On May 28, 2015, the Company closed on the purchase of a parking lot with 90,750 square feet and 265 parking spaces located in Houston, TX, for approximately $8.4 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to iPark Services, LLC.

St. Louis Lucas

On June 29, 2015, the Company closed on the purchase of a parking lot located in St. Louis, MO, for approximately $3.5 million.  The Company paid customary closing costs in connection with the transaction.  The parking lot consists of 46,683 square feet, has 202 parking spaces, is zoned I (CBD) and allows for a maximum building height of 200 feet.  The parking lot is leased by SP Plus Corporation under a NN lease, whereby the Company is responsible to pay property taxes. SP Plus pays annual rent of $220,000. In addition, the lease provides revenue participation with MVP receiving 65% of gross receipts between $325,000 and $395,000 and 50% of Gross Receipts in excess of $395,001. The term of the lease is for 5 years.

Milwaukee Wells

On June 30, 2015, the Company closed on the purchase of a parking lot located in Milwaukee, WI, for approximately $3.9 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 41,487 square feet and has 95 spaces, zoned C9-E, and allows for a maximum building height of 40 feet.  The parking lot is leased by PCAM, LLC, an independent parking operator, under a NNN lease. PCAM pays annual rent of $280,000.  In addition, the lease provides revenue participation with MVP receiving 50% of gross receipts over a contractual threshold of $710,000. The term of the lease is for 10 years.  As additional consideration for the purchase of the parking lot, the Company and PCAM have entered into a participation agreement, wherein, PCAM shall be entitled to 25% of the net proceeds in excess of $3.9 million in cash upon sale of property.

Wildwood NJ Lot

On July 10, 2015, the Company, through its wholly owned entity, MVP Wildwood NJ Lot, LLC, a Nevada limited liability company, announced that it has closed on the purchase of a parking lot for approximately $1.0 million in cash.  The parking lot is located at 400 East Magnolia Ave, Wildwood, NJ. The parking lot consists of 11,250 square feet and has 29 parking spaces.  The parking lot is zoned T/E, and allows for a maximum building height of 250 feet.  The parking lot will be managed by SP Plus Corporation, a nationwide parking operator. The term of the management agreement is for 5 years.

The following table is a summary of the acquisitions for the nine months ended September 30, 2015:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired
Denver Sherman	$585,000	$--	$585,000	$--	$585,000
Ft. Worth Taylor	5,834,000	17,502,000	23,336,000	12,180,000	11,156,000
Milwaukee Old World	1,000,000	--	1,000,000	--	1,000,000
St. Louis Convention Plaza	2,575,000	--	2,575,000	--	2,575,000
Houston Saks Garage	3,565,000	4,810,000	8,375,000	--	8,375,000
St. Louis Lucas	3,463,000	--	3,463,000	--	3,463,000
Milwaukee Wells	3,900,000	--	3,900,000	--	3,900,000
Wildwood NJ Lot	970,000	--	970,000	--	970,000
	$21,892,000	$22,312,000	$44,204,000	$12,180,000	$32,024,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2015 and 2014, and assumes that the acquisition was completed as of January 1, 2014.

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Revenues from continuing operations	$1,353,000	$957,000	$4,010,000	$1,839,000
Revenues from continuing operations	$1,353,000	$957,000	$4,010,000	$1,839,000
Net income (loss) available to common stockholders	$56,000	$467,000	$(1,004,000)	(733,000)
Net income (loss) available to common stockholders per share – basic	$0.01	$0.12	$(0.17)	$(0.21)
Net income (loss) available to common stockholders per share – diluted	$0.01	$0.12	$(0.17)	$(0.21)

Revenue and expenses of acquisitions since acquisition dates included in condensed consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through September 30, 2015:

Revenue	$1,318,000
Expenses	(2,180,000)
Net loss	$(862,000)

Note J — Assets held for sale

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

The following is summary of net assets held for sale as of September 30, 2015:

September 30, 2015
Assets:
Current assets	$4,000
Property and equipment, net	3,154,000
Other assets	47,000
Total assets	$3,205,000

Liabilities:
Accounts payable and accrued liabilities	$51,000
Notes payable	1,658,000
Total liabilities	1,709,000
Net assets held for sale	$1,496,000

The following is a summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2015and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$133,000	$142,000	383,000	$393,000
Expenses	(102,000)	108,000	(281,000)	316,000
Net Income	$31,000	$34,000	102,000	$77,000

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

During September 2013, through the acquisition of Red Mountain, the Company financed a 7-year term loan with a balance of approximately $2.7 million, collateralized by real property located in Las Vegas, Nevada, matures in October 2020, bears an annual interest rate of 4.35%, and is payable in monthly installment payments of principal and interest totaling approximately $15,000.  This loan was paid in full in May 2015 through the sale of the property.

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

Total interest expense incurred for the three months ended September 30, 2015 and 2014 is $365,000 and $53,000, respectively.  Interest expense incurred for the nine months ended September 30, 2015 and 2014 is $935,000 and $90,000, respectively

As of September 30, 2015, future principal payments on the notes payable are as follows:

2015	$139,000
2016	614,000
2017	645,000
2018	678,000
2019	4,423,000
Thereafter	22,195,000
Total	$28,694,000

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	$1,495,000	4.94%	2/1/2019
Memphis Court	216 Court St, Memphis, TN	$140,000	4.94%	2/1/2019
Memphis Poplar	212 Poplar Ave, Memphis, TN	$1,259,000	4.94%	2/1/2019
Kansas City	1130 Holmes St, Kansas City, MO	N/A	N/A	N/A
St. Louis	1300 Spruce St, St. Louis, MO	$1,254,000	4.94%	2/1/2019
Mabley Place	400 Race Street, Cincinnati, OH	$8,878,000	4.25%	12/26/2024
Denver Sherman	1963 Sherman Street, Denver, CO	N/A	N/A	N/A
Ft. Worth	814 Taylor Street, Fort Worth, Texas	$12,031,000	5.59%	8/1/2021
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	N/A	N/A	N/A
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	N/A	N/A	N/A
Houston Saks Garage	611 Fannin Street, Houston, Tx	$3,636,000	N/A	N/A
St. Louis Lucas	Lucas Ave, St. Louis, MO	N/A	N/A	N/A
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	N/A	N/A	N/A
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	N/A	N/A	N/A
	Total	$28,694,000

Note L — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

As of the date of this filing, the Company has received additional requests for repurchase of 16,469 which exceed the amount allowable for 2015 repurchase by $147,144.  April 2016 will be the next date shares are available for repurchase.

Since October 1, 2105 through the date of this filing, the Company issued 680,610 additional shares and received approximately $6.1 in additional proceeds  from its initial public offering of its common stock from.

On October 5, 2015, the Company announced through its wholly owned entity MVP Indianapolis City Park Garage, LLC, a Nevada limited liability company, that it has closed on the purchase of a parking garage for approximately $10.5 million.  The parking garage is located at 120 East Washington Street, Indianapolis, Indiana.  The parking garage consists of approximately 52,650 square feet and has approximately 370 parking spaces.  The parking garage is zoned CBD-1 and allows for a maximum building height of five stories.  The parking garage will be leased by ABM Onsite Services - Midwest, Inc. (“ABM Services”), a subsidiary of ABM Industries, Inc., which trades on the New York Stock Exchange as ticker symbol “ABM”.  ABM Services will pay an annual lease payment of $750,000 and will pay all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with MVP receiving 75% of the gross receipts over $980,000. The term of the lease will be for 5 years.

On October 9, 2015, the Company announced that through its wholly owned entity MVP KC Cherry Lot, LLC, a Nevada limited liability company, it has closed on the purchase of a parking lot for approximately $515,000 in cash.  The parking lot is located at 1109 Cherry Street, Kansas City, Missouri.  The parking lot consists of approximately 26,304 square feet and has approximately 84 parking spaces.  The parking lot is zoned UR.  The parking lot will be leased by SP Plus Corporation (“SP Plus”), a national parking operator.  SP Plus will pay an annual lease payment of $66,000 and will pay all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with MVP receiving 60% of gross receipts over $125,000. The term of the lease is 5 years.

On October 29, 2015, the Company through its wholly owned entity MVP Indianapolis Washington Street Lot, LLC, an Indiana limited liability company, closed on the purchase of a parking lot for approximately $5 million in cash.  The parking lot is located at 301 E. Washington Street, Indianapolis, IN 46204.  The parking lot consists of approximately 46,403 square feet and has approximately 149 parking spaces.

The parking lot will be leased by Denison Parking Inc., an Indianapolis parking operator. Denison Parking, Inc. will pay annual rent of $375,000 and will pay all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with the Company receiving 70% of gross receipts over $512,500. The term of the lease is 10 years.

On October 29, 2015, the Company also sold a 376-unit self-storage facility located in Cedar Park, TX owned by its wholly owned subsidiary, MVP MS Cedar Park 2012, LLC to Calico Industries-CP, LLC, a Texas limited liability company. The sale price was $4.3 million which sale price was paid at the closing, less customary closing costs. The anticipated gain on sale is approximately $1.0 million.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015.  This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2014. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering, which closed in September 2015, the Company received net consideration of approximately $92.5 million for the issuance of its common stock.  Of this amount, approximately $19.5 million of common shares were issued in consideration of the contribution of commercial properties to the Company. The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

The Company continues to receive proceeds from subscription agreements executed on or before September 25, 2015.

The Company’s investment strategy was to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate) that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.

As of September 30, 2015, the Company had acquired, 15 properties with the purchase price totaling approximately $79.2 million, including closing costs, which includes a 30% minority interest held by third parties on one property. The Company has a 100% ownership interest in each of the other acquired properties.  These acquisitions were funded by the ongoing initial public offering, third party financing and the assumption of existing liabilities.

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

On March 31, 2015, the Company closed on the purchase of a parking lot consisting of 54 parking spaces, located in Milwaukee, WI, for a purchase price of $1 million. The property is leased to SP Plus Corporation.  During the company’s due diligence of the property it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot.  As of September 30, 2015 management does not anticipate a material adverse effect related to this environmental matter.

On May 13, 2015, the Company closed on the purchase of a parking lot with 55,021 square feet and has 221 parking spaces located in St. Louis, Missouri, for a purchase price of approximately $2.6 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to SP Plus Corporation.

On May 28, 2015, the Company closed on the purchase of a parking lot with 90,750 square feet and has 265 parking spaces located in Houston, TX, for approximately $8.4 million.  The Company paid customary closing costs in connection with the transaction. The parking garage is leased to iPark Services, LLC.

On June 29, 2015, the Company closed on the purchase of a parking lot located in St. Louis, MO, for approximately $3.5 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 46,683 square feet, has 202 parking spaces, zoned I (CBD) and allows for a maximum building height of 200 feet.  The parking lot is leased by SP Plus Corporation.

On June 30, 2015, the Company closed on the purchase of a parking lot located in Milwaukee, WI, for approximately $3.9 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 41,487 square feet and has 95 spaces, zoned C9-E, and allows for a maximum building height of 40 feet.  The parking lot is leased by PCAM, LLC.

On July 10, 2015, the Company purchased a parking lot for approximately $1.0 million in cash.  The parking lot is located at 400 East Magnolia Ave, Wildwood, NJ (the “parking lot”). The parking lot consists of 11,250 square feet and has 29 parking spaces.  The parking lot will be managed by SP Plus Corporation, a nationwide parking operator.

On October 5, 2015, the Company purchased a parking garage for approximately $10.5 million.  The parking garage is located at 120 East Washington Street, Indianapolis, Indiana.  The parking garage consists of approximately 52,650 square feet and has approximately 370 parking spaces.  The parking garage is zoned CBD-1 and allows for a maximum building height of five stories.  The parking garage will be leased by ABM Onsite Services - Midwest, Inc., a subsidiary of ABM Industries, Inc., which trades on the New York Stock Exchange as ticker symbol “ABM”.

On October 9, 2015, the Company purchased a parking lot for approximately $515,000 in cash.  The parking lot is located at 1109 Cherry Street, Kansas City, Missouri.  The parking lot consists of approximately 26,304 square feet and has approximately 84 parking spaces.  The parking lot is zoned UR.  The parking lot will be leased by SP Plus Corporation (“SP Plus”), a national parking operator.

On May 6, 2015, the Company sold the storage unit asset located in Nevada to a non-related third party for approximately $5.4 million.  Proceeds of approximately $2.6 million from this sale paid the promissory note for this property in full.  The Company recognized a gain on sale of approximately $0.3 million, which classified as discontinued operations.

On October 29, 2015, the Company also sold a 376-unit self-storage facility located in Cedar Park, TX owned by its wholly owned subsidiary, MVP MS Cedar Park 2012, LLC to Calico Industries-CP, LLC, a Texas limited liability company. The sale price was $4.3 million which sale price was paid at the closing, less customary closing costs. The anticipated gain on sale is approximately $1.0 million.

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

The Company operates as a real estate investment trust.  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.  As a REIT, the Company will not be subject to federal income tax on income that is distributed to stockholders.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the offering.  In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

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

In May, 2015 the Board of Directors of VRM I and VRM II agreed to form MVP Capital Partners II, LLC (“CPII”), a Nevada limited liability company. VRM I owns 40% and VRM II owns 60% of the new limited liability company.  The purpose of CPII is to act as the sponsor of MVP REIT II, Inc., a Maryland corporation (“MVP REIT II”), which is being formed as a publicly registered non traded REIT. MVP REIT II has filed its initial registration statement with the SEC and all of the states. MVP REIT II has filed and declared effective on October 23, 2015.  MVP REIT II is seeking to raise up to $550,000,000 with the proceeds from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.  The VRM I and VRM II boards have agreed to fund through CPII certain costs and expenses of MVP REIT II in proportion to their ownership interest.  As consideration for the initial investment CPII received 8,000 shares of common stock in MVP REIT II.

VRM I and VRM II are Nasdaq-listed companies engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement, as further described under “Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the financial statements included in this Quarterly Report. As of September 30, 2015, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

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

Results of Operations

As of September 30, 2015, the Company had acquired 15 properties of which the Company’s share of the purchase price totaled $79.2 million, including closing costs. These acquisitions were funded by the proceeds from our initial public offering, third party financing and the assumption of existing liabilities. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below may not be indicative of future results of operations.

Amounts listed in connection with assets held for sale, including liabilities and results of operations related to the assets held for sale in the 2014 condensed consolidated financial statements have been reclassified to conform to the September 30, 2015 presentation.

Comparison of operating results for the three months ended September 30, 2015, to the three months ended September 30, 2014:

	2015	2014
Revenues
Rental revenue	$1,353,000	$212,000
Total revenues	$1,353,000	$212,000

Total rental revenue earned is from our 15 consolidated properties which were acquired during 2014 and 2015.  Assets purchased in 2012 and 2013 were either sold or held for sale as of September 30, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

See Note I – Acquisitions and Note J — Assets held for sale of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2015	2014
Operating expenses
General and administrative	$198,000	$267,000
Acquisition expenses	153,000	21,000
Acquisition expenses – related party	75,000	54,000
Operation and maintenance	271,000	85,000
Depreciation	221,000	18,000
Total operating expenses	$918,000	$445,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.

	2015	2014
Other income (expense)
Interest expense	$(365,000)	$(53,000)
Gain on sale of investment in real estate	--	136,000
Total other income (expense)	$(365,000)	$83,000

Interest expense increased due to the assumption of debt through acquisitions and the financing of our Directors and Officers Liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

See Note K – Notes Payable of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
	2015	2014
Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	$34,000	$225,000
Total income from discontinued operations	$34,000	$225,000

During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and a storage facility.  Additionally, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings is reported as discontinued operations.  Subsequently, during January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.

Comparison of operating results for the nine months ended September 30, 2015, to the nine months ended September 30, 2014:

	2015	2014
Revenues
Rental revenue	$3,101,000	$349,000
Total revenues	$3,101,000	$349,000

Total rental revenue earned is from our 15 consolidated properties which were acquired during 2014 and 2015.  Assets purchased in 2012 and 2013 were either sold or held for sale as of September 30, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

See Note I – Acquisitions and Note J — Assets held for sale of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	2015	2014
Operating expenses
General and administrative	$650,000	$684,000
Acquisition expenses	481,000	82,000
Acquisition expenses – related party	1,856,000	1,453,000
Operation and maintenance	606,000	345,000
Depreciation	518,000	34,000
Total operating expenses	$4,111000	$2,598,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.

	2015	2014
Other income (expense)
Interest expense	$(935,000)	$(90,000)
Income from investment in equity method investee	--	6,000
Gain on sale of investment in real estate	--	136,000
Total other income (expense)	$(935,000)	$52,000

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
	2015	2014
Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	$189,000	$731,000
Gain on sale of investment in real estate held for sale	288,000	--
Total income from discontinued operations	$477,000	$731,000

During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and a storage facility.  Additionally, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings is reported as discontinued operations.  Subsequently, during January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.

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

Neither the SEC, NAREIT, nor any other organization body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and the Company may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and MFFO is presented in the following table for the nine months ended September 30, 2015.

Net Loss	$(1,468,000)
Subtract:
Deferred rental assets	(163,000)
Add:
Depreciation and amortization of real estate assets	518,000
FFO	(1,113,000)
Add:
Acquisition fees and expenses to non-affiliates	481,000
Acquisition fees and expenses to affiliates	1,856,000
MFFO	$1,224,000

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

Net cash used in operating activities for the nine months ended September 30, 2015 was approximately $1.7 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $32.0 million and provided by proceeds from the sale of Red Mountain of approximately $5.4 million.  Net cash provided by financing activities consisted of proceeds from issuance of common stock, net of commissions of approximately $52.4 million, of which approximately $28.5 million was received during the three months ended September 30, 2015 and proceeds from a promissory note of approximately $3.7 million.  Net cash used in financing activities consisted of payments on redeemed shares of approximately $0.1 million, payments on notes payable of approximately $0.6 million, payments on notes payable – held for sale of approximately $2.6 million and distributions to stockholders of approximately $1.9 million.

As of September 30, 2015, the Company has five promissory notes in the aggregate amount of approximately $29 million secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

The Company will experience a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. The Company does not anticipate establishing a general working capital reserve during the initial stages of the offering; however, we may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

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

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments included payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “ Fees and Expenses Paid in Connection With the Operations of the Company”, included in Note E — Related Party Transactions and Arrangements to our financial statements included in this report. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the nine months ended September 30, 2015 and 2014.

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Selling Commissions – related party	$--	$--
Acquisition Fees – related party	75,000	1,856,000
Asset Management Fees	146,000	324,000
Debt Financing Fees	18,000	48,000
Total	$239,000	$2,228,000

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

As of September 30, 2015, the Company has paid approximately $5.4 million in distributions including approximately $1.2 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	622,000	265,000	887,000	(436,000)
3rd Quarter, 2015	752,000	388,000	1,140,000	(372,000)
Total September 30, 2015	$1,909,000	$801,000	$2,710,000	$(1,719,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

The Company may not generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, borrowings, cash advances from our Advisor, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.  The level of distributions will be determined by the board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the nine months ended September 30, 2015 and 2014 was approximately zero.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of September 30, 2015.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$28,694,000	$139,000	$1,259,000	$5,101,000	$22,195,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$28,694,000	$139,000	$1,259,000	$5,101,000	$22,195,000

Subsequent Events

Status of Offering

The Company commenced its initial public offering of its common stock on September 25, 2012 and terminated the offering in September 2015.  As of November 16, 2015, the Company had accepted investors’ subscriptions for, and issued, 10,975,490 shares of common stock, including shares issued pursuant to the distribution reinvestment plan.  The Company received net cash proceeds of approximately $75,413,000, additionally the Company issued shares valued at $19,484,000 for contributed properties.

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

As of September 30, 2015, the Company’s debt consisted of approximately $28.7 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of September 30, 2015:

	For the Years Ended Decmeber 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$139,000	$614,000	$645,000	$678,000	$4,423,000	$22,195,000	$28,694,000	$25,900,000
Average interest rate	4.69%	4.37%	4.37%	4.38%	4.85%	4.28%	--	--

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended September 30, 2015.

Use of Offering Proceeds

On September 25, 2012, the Company’s Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company’s common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 55,555,555 shares of the Company’s common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company’s our common stock pursuant to the distribution reinvestment plan at $8.73 per share.  The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients.  The initial public offering terminated in September 2015.

As of September 30, 2015, the Company issued 10,269,735 shares of common stock in our initial public offering for a total of approximately $92.5 million, less offering costs.

The following is a table of summary of offering proceeds from inception through September 30, 2015:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	7,938,843	$69,298,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	132,239	--
Redeemed shares	--	(25,916)	(229,000)
Distributions –Cash	--	--	(4,236,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	10,269,735	$92,495,000

From inception through September 30, 2015, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$224,000
Selling commissions – unrelated party	1,818,000
Organization and offering expenses	2,555,000
Total expenses	$4,597,000

From the commencement of our offering through September 30, 2015, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $64.7 million.  From the commencement of the offering through September 30, 2015, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.  If we continue to pay distributions from offering proceeds and other sources other than our cash flow from operations, the funds available to us for investments would be reduced, the share value may be diluted, the expenses and other amounts, as percentage of the total offering proceeds, may be higher.  For the nine months ended September 30, 2015, the ratio of the costs of raising capital to the capital raised is approximately 7.1%.

Share Repurchase Program

As of September 30, 2015, the Company redeemed 25,916 shares through the share repurchase program (“SRP”).  For the period from October 1, 2015 through the date of this filing, the Company has redeemed an additional 6,112 shares and has pending requests to redeem an additional 16,469 shares, which exceed the amount allowable for 2015 repurchase by $147,144.  April 2016 will be the next date shares are available for repurchase.

ITEM 5.                      OTHER INFORMATION

During the third quarter of 2015, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K,

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
101(1)
The following materials from the Company’s Quarterly report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of September 30, 2015 and December 31, 2014 (unaudited), (ii) Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Statement of Equity (Deficit) for the nine months ended September 30, 2015 (unaudited), (iv) Statement of Cash Flows for the nine months ended September 30, 2015, and 2014 (unaudited) (v) Notes to Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	November 16, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	November 16, 2015