Form 10-K
MVP REIT, Inc.
filed 2016-03-30
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

Class	Market Value as of June 30, 2015
Common Stock, $0.001 Par Value	$62,662,437

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 29, 2016
Common Stock, $0.001 Par Value	11,068,487

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as we commenced operations on December 11, 2012;
•	the fact that we have had a net loss for each annual period since inception;
•	our ability to effectively deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire or;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1.                      BUSINESS

General

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering (the “Offering”), which closed in September 2015, the Company received net consideration of approximately $97.3 million for the issuance and sale of its common stock.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.  The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

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

The Company’s investment strategy was originally to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.

In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”) and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”).  Please refer to Note I – Acquisitions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for more information regarding the property exchanges. The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

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

As of December 31, 2015, the Company has paid approximately $7.0 million in distributions including approximately $1.7 million in DRIP distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

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

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company (“REH”). Substantially all of the Company’s business is conducted through our wholly owned subsidiary REH. The operating agreement provides that REH is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation.

Investment Objectives

Our primary investment objective is to generate current income. We anticipate generating current income from rent and other income from properties we acquire.

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

We believe parking facilities possess attractive characteristics not found in other commercial real estate investments, including the following:

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

Moreover, we believe the REIT industry is evolving, with more REITs moving towards specializing in particular types of properties or property location rather than building a diversified portfolio of properties. Therefore, our board has determined that diversification of our portfolio  may not enhance shareholder value and would come at the expense of potentially developing specialized expertise in investments in parking facilities that could provide us with a competitive advantage and distinguish us from other REIT investments in the marketplace.

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

We operate our parking and storage facilities typically through triple net leases or management contracts. Under either arrangement, we typically rely upon the lessee or the manager to manage and conduct the daily operations of the facilities. Leases generally have longer terms than our management contracts, from three to ten years, and may provide for rent based on the performance of the leased parking facility.  In addition, under a triple net lease arrangement, the lessee is generally responsible for all of the operating expenses at our leased location.

Our Advisor will have substantial discretion with respect to the selection of specific properties. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for parking facilities in the area;
•	a property’s geographic location and type;
•	a property’s physical location in relation to population density, traffic counts and access;
•	construction quality and condition;
•	potential for capital appreciation;
•	proposed purchase price, terms and conditions;
•	historical financial performance;
•	rental/parking rates and occupancy/use levels for the property and competing properties in the area;
•	The terms and conditions of any lease or management contract for a particular parking facility;
•	potential for rent increases;
•	demographics of the area;
•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•	potential capital improvements and reserves required to maintain the property;
•	prospects for liquidity through sale, financing or refinancing of the property;
•	potential competitors;
•	the potential for the construction of new properties in the area;
•	treatment under applicable federal, state and local tax and other laws and regulations;
•	evaluation of title and obtaining of satisfactory title insurance; and
•	evaluation of any reasonably ascertainable risks such as environmental contamination.

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

There are risks and uncertainties relating to the expansion of the geographic scope of our potential investments, and our current targeted investment focus on parking facilities. Our company’s historical experience has been primarily in the Western and Southwestern regions of the United States and other areas where our affiliates and correspondents have experience. We may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets we enter, which could adversely affect our ability to successfully expand into or operate within those markets. In addition, because a significant focus for our investments will be parking facilities, our revenues will be significantly influenced by demand for such properties generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio. Any parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income. For more information, please see “Risk Factors”.

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

Moreover, any parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income. We believe that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Many of the competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds.

Income Taxes

As of December 31, 2015, the Company was organized and conducted our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  The Company’s Taxable Income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. In particular, under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with our ownership of parking facilities, we may be potentially liable for any such costs.

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

As of December 31, 2015, we have paid all of our distributions from proceeds from issuance of our common stock in the offering or under our distribution reinvestment plan.  Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations.  However, we may not generate sufficient cash flow from operations to fund distributions.  Therefore, we may need to continue to utilize proceeds from the sale of securities, borrow funds or request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses in order to make cash distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we continue to pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.

Because we have paid, and may continue to pay, our cash distributions from sources other than cash flow from operations, such distributions may not reflect the current performance of our real property investments or our current operating cash flows, and may constitute a return of capital or taxable gain from the sale or exchange of property.

Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we have utilized offering proceeds to make cash distributions.  Because the amount we pay out in distributions may exceed our cash flow from operations, the amount of distributions paid at any given time may not reflect the current performance our real property investments or our current cash flow from operations. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of capital (rather than a return on capital) and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

We depend upon our advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. While our advisor’s personnel have substantial experience in investing in real estate secured loans, they have only limited experience in making direct investments in real estate.  You will have no opportunity to evaluate the economic merits or the terms of our investments and must rely entirely on the management abilities of our advisor and the oversight of our board of directors. We cannot assure you that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable, or be limited in our ability, to pay distributions and we may not be able to meet our investment objectives.

Our sponsor and its other affiliated entities, including MVP REIT II, Inc., a publicly registered non-traded REIT managed by our advisor, also rely on Michael V. Shustek for investment opportunities. MVP REIT II is seeking to raise up to $550 million in initial offering proceeds for investments in parking assets in the United States and Canada. To the extent that our advisor’s real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Any adverse changes in our advisor’s financial health or our relationship with our advisor or its affiliates could hinder our operating performance and the return on your investment.

We have engaged our advisor to manage our operations and our portfolio of investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates, as well as our advisor’s real estate, finance and securities professionals, in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.  We also depend upon Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., the owners of our advisor, to continue to support and fund our costs and expenses.  Any adverse changes in our advisor’s financial condition or our relationship with our advisor, its owners or its other affiliates could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments.

The loss of key real estate, finance and securities professionals at our sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our prospects for success depend to a significant degree upon the contributions of Michael V. Shustek who would be difficult to replace.  If he were to cease his association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our prospects for future success depend, in large part, upon our sponsor and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

You will not have the opportunity to evaluate additional investments before we make them, which makes your investment more speculative.

Our current investment strategy is to focus predominantly on parking facilities, and we have agreed that no more than 25% of the gross proceeds from our initial public offering may be used to invest in real properties other than parking facilities. You will not have an opportunity to evaluate our future investments, and will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors and our advisor will have broad discretion in implementing our investment strategy, objectives and policies. These factors increase the risk that your investment may not generate returns comparable to our competitors and may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We may be unable to build a large, diversified portfolio of properties and the poor performance of a single investment could materially adversely affect our overall investment performance.

In September 2015, we completed our initial public offering of common shares on a “best efforts” basis.  Although we continue to seek to expand our portfolio of investments, the number of investments we may make may be limited by the amount raised in our initial public offering. Failure to build a diversified portfolio increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

There can be no assurance that we will effect a liquidity event. If we do not successfully implement a liquidity transaction, you may have to hold your investment for an indefinite period.

There currently is no public market for our common stock.    However, on March 7, 2016, our board of directors approved taking all action necessary to list our outstanding common shares on the NASDAQ Global Market. While we intend to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when our listing application will be approved and our common stock will begin to trade on NASDAQ.  If we do not list our shares on a national securities exchange or pursue another liquidity event, such as a sale of all or substantially all of our assets or a sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit your ability to sell your shares. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and acquisition expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares, without incurring a substantial loss. You may also experience substantial losses if we dispose of our assets in connection with a liquidation event, though we are not required to consummate a transaction to provide liquidity to stockholders on any date certain or at all. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. We have adopted a share repurchase program but it is limited in terms of the amount of shares that may be repurchased each quarter. The share repurchase program will terminate upon the listing of our shares on a national securities exchange. Thus, prospective stockholders should consider our shares of common stock as illiquid and a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

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

We operate our parking and storage facilities typically through triple net leases or management contracts. Under either arrangement, we typically rely upon the lessee or the manager to manage and conduct the daily operations of the facilities. In addition, under a triple net lease arrangement, the lessee is generally responsible for all of the operating expenses at our leased location. Our management contracts are typically for a term of one to three years, although the contracts may often be terminated, with or without cause, giving the manager an opportunity to negotiate an increase in management fees or other allocated costs, for example.  Leases generally have longer terms than our management contracts, from three to ten years, and may provide for rent based on the performance of the leased parking facility.  The loss or renewal on less favorable terms of a lease or management contract, or a breach or other failure to perform by a lessee or manager under a lease or management contract, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental and other income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in economic conditions in general and other factors could reduce the demand for parking and, as a result, reduce our revenues and adversely affect our financial condition.

        Adverse changes in global, national and local economic conditions could have a negative impact on our business. If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for parking services, our revenues could be reduced. Adverse changes in local and national economic conditions could also reduce parking spaces or depress prices for parking services. In addition, our parking facilities tend to be concentrated in urban areas. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Weather conditions, including fluctuations in temperatures, hurricanes, snow or severe weather storms, earthquakes, drought, heavy flooding, natural disasters or acts of terrorism also may result in reduced levels of travel and use of our parking facilities and require increase in certain expenditure costs, all of which could adversely impact our revenues and our ability to make distributions to our stockholders.

Our business strategy contemplates that certain of our investments may be in real estate markets that have suffered significant declines in value in recent years. As a result, such investments may entail greater risk of loss resulting in a decline in the value of your shares and reduced distributions to stockholders.

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

We will be subject to risks incident to the ownership of real estate related assets including:

•	changes in national, regional or local economic, demographic or real estate market conditions;

•	changes in supply of, or demand for, similar properties in an area;

•	increased competition for real estate-related assets targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by property owners and tenants;

•	changes in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

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

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. While certain real estate markets have improved from the most recent economic downturn, a recession or continuing market volatility may interfere with the successful implementation of our business strategy, decrease revenues and the return on our investments and make it more difficult for us to collect rents or fee revenue.  An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties or decrease demand for parking, could also have a material negative impact on the values of our investments.

Our investments in real estate will be subject to the risks typically associated with real estate.

We are subject to the risk that our investments may not generate sufficient rental and other revenues to meet our operating expenses and other obligations. Such a deficiency could result in an adverse impact our economic performance and the value of our investments. Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our investments may include:

•	property damage and other losses from natural disasters such as hurricanes, earthquakes, adverse weather conditions and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	inability to locate or finance property acquisitions on favorable terms or at all;
•	vacancies or inability to rent space or engage a manager on favorable terms or at all;
•	inability to collect rent from tenants;
•	increased operating costs, including insurance premiums, maintenance and repair costs, and taxes, to the extent not otherwise passed through to tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	the potential for uninsured or underinsured property losses. and
•	the relative illiquidity of real estate investments.

We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, increased regulations or natural disasters, our investments may lose value and we may experience losses.

Our real estate investments may be concentrated in one or few geographic locations.  These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions, increased regulations or a natural disaster in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including increasing our operating costs, reducing our revenues and otherwise adversely impacting our financial conditions and ability to make distributions to our stockholders.

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

Operating expenses, such as expenses for insurance, utilities, taxes, and labor, are not fixed and may increase in the future. Moreover, many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. There is no guarantee that we will be able to pass such operating expenses on to the lessee or manager of a parking facility or other real property we own. To the extent increased operating expenses cannot be passed on to the lessee or manager, any such increase would cause our cash flow and our operating results to decrease.

Real property that incurs a vacancy could be difficult to re-lease or sell.

Real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of a lease. Additionally, an economic slowdown may lead to increased defaults by tenants. Certain of the real properties we may acquire may have some level of vacancy at the time of closing or the transaction itself may trigger the need to replace the tenant or parking facility operator. Regardless of the nature of any vacancies, we may have difficulty obtaining a new tenant or manager for any vacant space we have in our real properties or otherwise be able to replace any departing tenant or manager on terms as favorable as the terminated lease or management agreement. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the vacancy continues for a long period of time or if we are unable to negotiate comparable terms when replacing a tenant or manager, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

The bankruptcy, insolvency or other loss of a significant tenant may adversely impact our operations and our ability to pay distributions to our stockholders.

The bankruptcy, insolvency or other loss of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

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

Our parking facilities also may be subject to sales and parking taxes and, to the extent we are unable to require compliance by our lessee or manager of such regulations, or to the extent a lessee or manager fails to comply with such regulations, we may be obligated to withhold and remit such taxes or a direct assessment may be imposed upon us for failure to remit sales/parking taxes or failure to file the appropriate tax return.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

Our real properties may incur casualty losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including MVP REIT II and other entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

The Dodd-Frank Act regulates derivative transactions, which include certain hedging instruments we may use in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. The scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

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

To the extent we enter into transactions to mitigate the risk of hedging transactions where the hedged asset has been extinguished or disposed of, income from such transactions may also be excluded from gross income for purposes of the REIT 75% and 95% gross income tests. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

Beginning in mid-2007, the global financial markets experienced significant declines in the values of nearly all asset classes and an unprecedented lack of liquidity. This market disruption was initially triggered by the subprime residential lending and single family housing markets experiencing significant default rates, declining real estate values and increasing backlog of housing supply. Other lending markets also experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly to commercial real estate and other credit markets. Financial conditions affecting some real estate markets have improved amid low Treasury rates and increased lending from banks, insurance companies and other financial institutions. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments; the availability or the terms of financing that we may anticipate utilizing; our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity; and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets with outside capital. Notwithstanding the improvements in the credit markets since the economic downturn beginning in mid-2007, many real estate lenders and investors continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be severely impacted.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions.  As interest rates are expected to rise in the coming years, we anticipate incurring increased borrowing costs. Moreover, if we incur variable rate debt, increases in interest rates would increase our interest costs. Higher borrowing costs would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Instability in the debt markets may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, we run the risk of being unable to refinance any mortgage debt on our properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

Risks Related to Conflicts of Interest

The fees we pay to affiliates, including in connection with our initial public offering and the acquisition and management of our investments, were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees being paid to our advisor, MVP American Securities (our affiliated selling agent) and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

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

•
any follow-on public offerings of equity by us, which would enable our affiliated selling agent to earn additional selling commissions and our advisor to earn additional acquisition and asset management fees;

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

Our advisor relies upon the key real estate, finance and securities professionals of our sponsor to identify suitable investment opportunities for us. Our sponsor and other affiliated entities, including MVP REIT II, a publicly registered non-traded REIT that is also seeking to invest primarily in parking assets, also rely on many of the same real estate, finance and securities professionals. Our investment strategy is similar to that of MVP REIT II. When these real estate, finance and securities professionals direct an investment opportunity to any affiliated entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, available cash and existing portfolio of each entity. There are no specific guidelines to govern the allocation of investment opportunities among MVP REIT II and our affiliated entities.  The allocation of investment opportunities could result in our investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to you.

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

Our advisor relies on the real estate, finance and securities professionals of our sponsor performing services for us on behalf of our advisor, including Michael V. Shustek, for the day-to-day operation of our business, who is also an executive officer of other affiliated entities. As a result of his interests in other affiliated entities and the fact that he engages in and will continue to engage in other business activities on behalf of himself and others, Michael V. Shustek will face conflicts of interest in allocating his time among us, our sponsor and other affiliated entities, including MVP REIT II which is currently conducting a public offering, and other business activities in which he is involved. These conflicts of interest could result in declines in the returns on our investments and the value of your investment.

Our advisor may have conflicting fiduciary obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We have co- invested in property together with one or more of our affiliates, including with the owners of our advisor, Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., and may co-invest with MVP REIT II.  We may make additional co-investments in real estate of real estate-secured loans with our affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and our advisor’s key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our advisor’s key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of our sponsor, our advisor, MVP REIT II, MVP AS and other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders.

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

Risks Related to Our Shares and Our Corporate Structure

There is currently no public market for our shares.  While we intend to pursue listing of our common shares on NASDAQ expeditiously, there can be no assurance as to if or when our listing application will be approved and our common stock will begin to trade on NASDAQ.  If and when our common shares begin to trade on NASDAQ, the market for our common shares may be limited, and the market price and trading volume of our common shares may be volatile.

     On March 7, 2016, our board of directors approved taking all action necessary to list our outstanding common shares on the NASDAQ Global Market. While we intend to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when our listing application will be approved and our common stock will begin to trade on NASDAQ. In addition, such listing does not provide any assurance as to:

•	whether the market price of our shares will reflect our actual financial performance;

•	the liquidity of our common shares;

•	the ability of any holder to sell common shares; or

•	the prices that may be obtained for our common shares.

Moreover, if and when our common shares being to trade on NASDAQ, the market price of our common shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly if and when our shares begin to trade on NASDAQ. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares upon commencement of trading on NASDAQ include:

•	actual or anticipated variations in our quarterly operating results or dividends;
•
changes in our earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about us or the real estate specialty finance industry;

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;
•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;
•	changes in government policies or changes in timing of implementation of government policies,
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by shareholders;
•	speculation in the press or investment community;
•	general market and economic conditions;
•	our operating performance and the performance of other similar companies;
•	changes in accounting principles; and
•	the occurrence of any of the other risk factors presented in this Annual Report on Form 10-K.

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

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock, of which 98,999,000 shares are classified as common stock, par value $0.001 per share, 1,000,000 shares are classified as preferred stock, par value $0.001 per share, and 1,000 shares are classified as non-participating, non-voting convertible stock, par value $0.001 per share. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders may suffer dilution of their equity investment in us, in the event that we (1) sell additional shares of our common stock or preferred stock in the future, including those issued pursuant to our distribution reinvestment plan or in any follow-on equity offerings, (2) sell securities that are convertible into shares of our common stock or redeemable by us where the redemption price is paid in the form of shares of our common stock, (3) issue shares of our common stock or preferred stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

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

We believe we operate in such a manner as to qualify, and we have elected to be treated, as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. If we were to fail to continue to qualify as a REIT for any taxable year, or if our board determined to revoke our REIT election, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax.

Lastly, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

To continue to qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations or having to borrow funds.

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

Qualified dividend income payable by corporations to domestic stockholders that are individuals, trusts or estates is subject to the reduced maximum tax rate applicable to capital gains. Distributions payable by REITs, however, generally are not eligible for the preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate-related assets. The remainder of our investments (other than governmental securities and qualified real estate-related assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate-related assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments to maintain REIT status. Such action may subject the REIT to the tax on prohibited transactions, discussed below.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act, or “FIRPTA”, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than ten percent of the value of our outstanding common stock. We are not currently traded on an established securities market nor do we anticipate being traded on an established securities market in the foreseeable future.

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate headquarters are located at 12730 High Bluff Drive, Suite 110, San Diego, CA  92130 and the Company has an additional office located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.

As of December 31, 2015, the Company had acquired, along with affiliated entities, 18 properties of which our share of the aggregate purchase price total $87,359,000, including closing costs.  These acquisitions were funded by the ongoing initial public offering, through the issuance of the Company’s common stock, financing and assuming liabilities.

The following table sets forth the property name, percentage owned, location and other information with respect to the parking lots/facilities that the Company had acquired as of December 31, 2015:

Property Name	Location(s)	Acquisition Closing Date	Aggregate Purchase Price1	Percentage Owned	Occupancy at December 31, 20152
Ft. Lauderdale	Ft. Lauderdale, Florida	7/31/2013	$3,400,000	100%	100%
Memphis Court	Memphis, Tennessee	8/28/2013	$190,000	100%	100%
Memphis Poplar	Memphis, Tennessee	8/28/2013	$2,685,000	100%	100%
Kansas City	Kansas City, Missouri	8/28/2013	$1,550,000	100%	100%
St. Louis	St. Louis, Missouri	9/4/2013	$4,125,000	100%	100%
Mabley Place	Cincinnati, Ohio	12/9/2014	$14,580,000	70%	100%
Denver Sherman	Denver, Colorado	1/26/2015	$585,000	100%	100%
Ft. Worth Taylor	Ft Worth, Texas	3/16/2015	$23,336,000	100%	100%
Milwaukee Old World	Milwaukee, Wisconsin	3/31/2015	$1,000,000	100%	100%
St. Louis Convention Plaza	St. Louis, Missouri	5/13/2015	$2,575,000	100%	100%
Houston Saks Garage	Houston, Texas	5/28/2015	$8,375,000	100%	100%
St. Louis Lucas	St. Louis, Missouri	6/29/2015	$3,463,000	100%	100%
Milwaukee Wells	Milwaukee, Wisconsin	6/30/2015	$3,900,000	100%	100%
Wildwood NJ Lot #1	Wildwood, New Jersey	7/10/2015	$970,000	100%	100%
Indianapolis City Park Garage	Indianapolis, Indiana	10/5/2015	$10,500,000	100%	100%
KC Cherry Lot	Kansas City, Missouri	10/9/2015	$515,000	100%	100%
Indianapolis Washington Street	Indianapolis, Indiana	10/29/2015	$4,995,000	100%	100%
Wildwood NJ Lot #2	Wildwood, New Jersey	12/16/2015	$615,000	100%	100%

1 Certain property acquisitions were part of an aggregate acquisition of multiple properties. The amount presented reflects the price allocated to the property as part of the total consideration from the aggregate acquisition agreement and not the amount assigned to the property pursuant to the agreement.

2 Occupancy does not include non-parking related space.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes.  As of March 29, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market.

On March 7, 2016, our board of directors approved taking all action necessary to list our outstanding common shares on the NASDAQ Global Market.  While we intend to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when its listing application will be approved and its common stock will begin to trade on NASDAQ.

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

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $9.00 per share as of December 31, 2015. The basis for this valuation is the fact that just completed a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).  It is contemplated that in April 2016 we will value our shares based on an estimated value of our common stock.

Stockholder Information

As of March 29, 2016, there were 2,157 holders of record of the Company’s common shares. The number of stockholders is based on the records of the Company’s transfer agent.

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

As of December 31, 2015, all of our distributions constituted a return of capital as we have paid distributions from offering proceeds only. We may continue to pay distributions from sources other than cash flow from operations, including proceeds from the offering, sale of assets or borrowings. We have no limits on the amounts we may pay from such sources. If we pay distributions from sources other than our cash flow from operations, the funds available to us for investments would be reduced and your share value may be diluted.  In addition, no assurance can be given that we will be able to continue to make distributions on a monthly basis.

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

As of December 31, 2015, the Company redeemed 53,310 shares through the share repurchase program (“SRP”).  For the period from January 1, 2016 through the date of this filing, the Company has redeemed an additional 1,670 shares and has pending requests to redeem an additional 47,005 shares, which exceed the amount allowable for 2015 repurchase by approximately $0.4 million. April 2016 will be the next date shares are available for repurchase.

Use of Offering Proceeds

On September 25, 2012, the Company’s Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company’s common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 55,555,555 shares of the Company’s common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company’s common stock pursuant to the distribution reinvestment plan at $8.73 per share.  The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients.  The initial public offering terminated in September 2015.

As of December 31, 2015, the Company issued 11,002,902 shares of common stock in our initial public offering for a total of approximately $97.3 million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2015:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	8,631,754	$75,348,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	199,889	--
Redeemed shares	--	(53,310)	(471,000)
Distributions –Cash	--	--	(5,251,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	11,002,902	$97,288,000

From inception through December 31, 2015, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$224,000
Selling commissions – unrelated party	1,996,000
Organization and offering expenses	2,555,000
Total expenses	$4,775,000

From the commencement of our offering through December 31, 2015, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $70.6 million.  From the commencement of the offering through December 31, 2015, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.  If we continue to pay distributions from offering proceeds and other sources other than our cash flow from operations, the funds available to us for investments would be reduced, the share value may be diluted, the expenses and other amounts, as percentage of the total offering proceeds, may be higher.  For the year ended December 31, 2015, the ratio of the costs of raising capital to the capital raised is approximately 6.3%.

Recent Sales of Unregistered Securities

On April 4, 2012, we issued 22,222.22 shares of common stock at $9.00 per share to MVP Capital Partners, LLC (“MVPCP”), our sponsor, in exchange for $200,000 in cash. On April 4, 2012, we also issued 1,000 shares of our convertible stock at $1.00 per share to MVP Realty Advisors, LLC (“the Advisor”), our advisor. In each case, we relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended. Our sponsor and our advisor, by virtue of their affiliation with us, had access to information concerning our proposed operations and the terms and conditions of this investment.

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

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements.

BALANCE SHEET DATA:	December 31, 2015	December 31, 2014
Total assets	$115,585,000	$50,195,000
Total liabilities	$29,416,000	$17,923,000
Total equity	$86,169,000	$32,272,000

STATEMENT OF OPERATIONS DATA:	The year ended December 31, 2015	The year ended December 31, 2014
Total revenues	$4,650,000	$658,000
Total expenses	$(6,023,000)	$(3,374,000)
Net loss	$(1,373,000)	(2,716,000)
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$2,458,000	$(2,779,000)
Net cash used in investing activities	$(54,778,000)	$(2,631,000)
Net cash provided by financing activities	$53,935,000	$17,677,000

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward Looking Statements” preceding Part I.

Overview

MVP REIT, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering, which closed in September 2015, the Company received net consideration of approximately $97.3 million for the issuance of its common stock.  Of this amount, approximately $19.5 million of common shares were issued in consideration of the contribution of commercial properties to the Company. The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

The Company’s investment strategy was to invest available net proceeds from its offering in direct investments in real property and real estate secured loans that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.

As of December 31, 2015, the Company had acquired, 18 properties with the purchase price totaling approximately $87.4 million, including closing costs, which includes a 30% minority interest held by third parties on one property. The Company has a 100% ownership interest in each of the other acquired properties.  These acquisitions were funded by the initial public offering, third party financing and the assumption of existing liabilities.

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

On March 31, 2015, the Company closed on the purchase of a parking lot consisting of 54 parking spaces, located in Milwaukee, WI, for a purchase price of $1 million. The property is leased to SP Plus Corporation, a nationwide parking operator.  During the company’s due diligence of the property it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot.  As of December 31, 2015 management does not anticipate a material adverse effect related to this environmental matter.

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

On July 10, 2015, the Company closed on the purchase of a parking lot located in Wildwood, NJ, for approximately $1.0 million in cash (“parking lot #1”). Parking lot #1 consists of 11,250 square feet and has 45 parking spaces.  At closing, parking lot #1 was managed by SP Plus Corporation.  On December 16, 2015, the Company purchased an adjacent lot for approximately $0.6 million in cash.  The parking lot is located at 401 East Glenwood Ave, Wildwood, NJ (“parking lot #2”).  Parking lot #2 consists of 13,500 square feet and has 50 spaces.  Through the acquisition of the second lot, the management agreement with SP+ has been cancelled and a lease for the two parking lots has been executed.

On October 5, 2015, the Company closed on the purchase of a parking garage for approximately $10.5 million.  The parking garage is located at 120 East Washington Street, Indianapolis, Indiana.  The parking garage consists of approximately 52,650 square feet and has approximately 370 parking spaces.  The parking garage is zoned CBD-1 and allows for a maximum building height of five stories.  The parking garage is leased by ABM Onsite Services - Midwest, Inc., a subsidiary of ABM Industries, Inc., which trades on the New York Stock Exchange as ticker symbol “ABM”.

On October 9, 2015, the Company closed on a purchase of a parking lot for approximately $0.5 million in cash.  The parking lot is located at 1109 Cherry Street, Kansas City, Missouri.  The parking lot consists of approximately 26,304 square feet and has approximately 84 parking spaces.  The parking lot is zoned UR.  The parking lot is leased by SP Plus.

On October 29, 2015, the Company closed on a purchase of a parking lot for approximately $5.0 million in cash.  The parking lot is located at 301 E. Washington Street, Indianapolis, IN 46204.  The parking lot consists of approximately 46,403 square feet and has approximately 149 parking spaces.  The parking lot is leased by Denison Parking Inc., an Indianapolis parking operator.

On May 6, 2015, the Company sold the storage unit asset located in Nevada to a non-related third party for approximately $5.4 million.  Proceeds of approximately $2.7 million from this sale paid the promissory note for this property in full.  The gain on sale is approximately $0.3 million.

On October 29, 2015, the Company also sold a 376-unit self-storage facility located in Cedar Park, TX owned by its wholly owned subsidiary, MVP MS Cedar Park 2012, LLC to Calico Industries-CP, LLC, a Texas limited liability company. The sale price was $4.3 million which sale price was paid at the closing, less customary closing costs. The gain on sale is approximately $1.0 million.

On January 2, 2016, the Company entered into a joint venture with MVP REIT II, Inc. to purchase the membership interests of an entity that owns two parking lots located in Minneapolis for a purchase price of approximately $15,495,000 plus closing costs.  The purchase will be accomplished through a limited liability company owned jointly by the Company and MVP REIT II, Inc. The Company’s share of the purchase price is approximately $13,495,000 plus closing costs and the Company will own an 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus, under a net lease agreement where the Company and MVP REIT II, Inc. will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs.

On January 15, 2016, the Company through its wholly owned entity MVP Indianapolis Meridian Lot, LLC, a Nevada limited liability company, closed on the purchase of a parking lot for approximately $1.7 million.  The property is located at 239 S. Meridian Street, Indianapolis, Indiana.  The parking lot consists of approximately 10,290 square feet and has approximately 39 parking spaces.  The parking lot is leased to Denison Parking, Inc., an Indianapolis parking operator.

On January 20, 2016, the Company through its wholly owned entity MVP Milwaukee Clybourn, LLC, a Nevada limited liability company, closed on the purchase of a parking lot for approximately $0.2 million.  The property is located at 412 E. Clybourn Street, Milwaukee, Wisconsin.  The parking lot consists of 15 parking spaces and is leased to Secure Parking USA, LLC.

On February 1, 2016, the Company purchased a parking lot for approximately $3.9 million in cash. The property is located at 1124 N. Old World Third Street, Milwaukee, Wisconsin (the “Wisconsin parking lot”).  The parking lot consists of 38,606 square feet and has 75 parking spaces.  The Wisconsin parking lot is leased by SP Plus Corporation.

On February 9, 2016, the Company through its wholly owned entity MVP Clarksburg Lot, LLC, a Nevada limited liability company closed on the purchase of a parking lot for approximately $0.6 million in cash. The parking lot is located at 327 Washington Avenue, Clarksburg, West Virginia 26301 (the “parking lot”).  The parking lot is leased by ABM Parking Services Inc. ("ABM"), a national parking operator.

On February 12, 2016, the Company along with MVP REIT II through MVP Denver 1935 Sherman, LLC, ("MVP Denver"), a Nevada limited liability company, an entity owned 75.51% by MVP and 24.49% by MVP REIT II, closed on the purchase of a parking lot for approximately $2.4 million in cash of which MVP’s share was approximately $1.8 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the “Denver parking lot”).  The Denver parking lot is leased by SP Plus Corporation.

On January 20, 2016, the Company through various wholly owned subsidiaries entered into two loans with Keybank.  The first loan is an $8,580,000 loan secured by the following properties in Indianapolis: 110-120 E. Washington Street, and 301 E. Washington Street.  The loan has a term of 10 years, is amortized over 25 years and has an interest rate of 4.59% per annum.  The second loan is a $3,490,000 loan secured by the following properties in Missouri: 1010 Convention Plaza, St. Louis, 901, 909, 925 Lucas Avenue and 900, 908, 910 & 916 Convention Plaza, St. Louis and 1109 Cherry Street, Kansas City.  The loan has a term of 10 years, is amortized over 25 years and has an interest rate of 4.59% per annum.

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

VRM I, an OTC Markets-listed company, and VRM II, a Nasdaq-listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for more information.  As of December 31, 2015, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company’s focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. For additional discussion regarding potential conflicts of interests, please see “Risk Factors—Risks Related to Conflicts of Interest” and “Item 13 – Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

As of December 31, 2015, we had acquired 18 properties of which our share of the purchase price totaled $87.4 million, including closing costs. These acquisitions were funded by the proceeds from our initial public offering, third party financing and the assumption of existing liabilities. We completed our initial public offering in September 2015, and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as we seek to deploy our offering proceeds.  Many of our acquisitions were completed in 2015 and, as a result, we held many of our properties for less than a year.  We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below may not be indicative of future results of operations.

Comparison of operating results for the year ended December 31, 2015, to the year ended December 31, 2014:

Rental revenues (by property)	2015	2014
Ft. Lauderdale	$169,000	$113,000
Memphis Court	16,000	11,000
Memphis Poplar	273,000	182,000
Kansas City	118,000	78,000
St. Louis	313,000	192,000
Mabley Place	1,433,000	82,000
Denver Sherman	33,000	--
Ft. Worth	1,189,000	--
Milwaukee Old World	120,000	--
St. Louis Convention	117,000	--
Houston Saks Garage	355,000	--
St. Louis Lucas	110,000	--
Milwaukee Wells	141,000	--
Wildwood NJ Lot 1	8,000	--
Indy Garage	178,000	--
KC Cherry Lot	15,000	--
Indy WA Street	62,000	--
Total revenues	$4,650,000	$658,000

Total rental revenue earned is from our 18 consolidated properties, which were acquired during 2014 and 2015.

Assets purchased in 2012 and 2013 were sold as of December 31, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the year ended December 31, 2015 compared to the year ended December 31, 2014.

See Note I – Acquisitions and Note J — Assets held for sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating expenses	2015	2014
General and administrative	$910,000	$775,000
Acquisition expenses	678,000	235,000
Acquisition expenses – related party	2,649,000	1,898,000
Operation and maintenance	987,000	422,000
Depreciation	799,000	44,000
Total operating expenses	$6,023,000	$3,374,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the year ended December 31, 2015 compared to the year ended December 31, 2014.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.

Other income and expense	2015	2014
Interest expense	$(1,313,000)	$(169,000)
Income from investment in equity method investee	--	6,000
Other income	--	127,000
Total other expense	$(1,313,000)	$(36,000)

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

Discontinued operations, net of income taxes	2015	2014
Gain on sale of investment in real estate held for sale	$1,260,000	$44,000
Income from assets held for sale	214,000	876,000
Income from discontinued operations	$1,474,000	$920,000

During March 2014, the Company’s Board approved a sale of its interest in four office buildings to VRM I and VRM II in exchange for VRM I and VRM II’s interest in five parking facilities and a storage facility.  Additionally, during June 2014, the Company’s Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings is reported as discontinued operations.  Subsequently, during January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.  The sale of the storage assets resulted in a gain on sale of investment in real estate held for sale of approximately $1.3 million.

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

•
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

Our calculation of FFO and MFFO is presented in the following table for the year ended December 31, 2015.

Net Loss	$(1,212,000)
Subtract:
Deferred rental assets	(132,000)
Gain on sale of investment in real estate held for sale	(1,260,000)
Add:
Depreciation and amortization of real estate assets	799,000
FFO	(1,805,000)
Add:
Acquisition fees and expenses to non-affiliates	678,000
Acquisition fees and expenses to affiliates	2,649,000
MFFO	$1,522,000

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

Net cash used in operating activities for the year ended December 31, 2015 was $2.4 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Operating cash flows were provided by the receipt of proceeds from our assets held for sale.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $48.6 million, deposits on future acquisitions of approximately $15.7 million and provided by proceeds from the sale of Red Mountain and Cedar Park of approximately $9.7 million.  Net cash provided by financing activities consisted of proceeds from issuance of common stock, net of commissions of approximately $58.5 million and proceeds from a promissory note of approximately $3.8 million.  Net cash used in financing activities consisted of payments on redeemed shares of approximately $0.4 million, payments on notes payable of approximately $0.7 million, payments on notes payable – held for sale of approximately $4.3 million and distributions to stockholders of approximately $2.9 million.

As of December 31, 2015, the Company has four promissory notes in the aggregate amount of approximately $29 million secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments included payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “ Fees and Expenses Paid in Connection With the Operations of the Company”, included in Note E — Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the years ended December 31, 2015 and 2014.

	For the year ended December 31, 2015	For the year ended December 31, 2014
Selling Commissions – related party	$--	$2,000
Acquisition Fees – related party	2,649,000	1,856,000
Asset Management Fees	500,000	350,000
Debt Financing Fees	66,000	29,000
Total	$3,215,000	$2,237,000

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

From inception through December 31, 2015, the Company has paid approximately $7.0 million in distributions including approximately $1.7 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by (Used in) Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.

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

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the years ended December 31, 2015 and 2014 was approximately zero.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of December 31, 2015.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015.

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

We are required to present the operations related to properties that have been sold or properties that are intended to be sold, as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2015:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$28,711,000	$735,000	$1,319,000	$5,047,000	$21,610,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$28,711,000	$735,000	$1,319,000	$5,047,000	$21,610,000

Subsequent Events

Status of Offering

The Company commenced its initial public offering of its common stock on September 25, 2012 and terminated the offering in September 2015.  As of March 29, 2016, the Company had accepted investors’ subscriptions for, and issued, 11,068,487 shares of common stock, including shares issued pursuant to the distribution reinvestment plan.  The Company received net cash proceeds of approximately $75,348,000, additionally the Company issued shares valued at $19,484,000 for contributed properties.

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

As of December 31, 2015, the Company’s debt consisted of approximately $29.0 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of December 31, 2015:

	For the Years Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$735,000	$643,000	$676,000	$4,420,000	$627,000	$21,610,000	$28,711,000	$25,443,000
Average interest rate	4.49%	4.94%	4.94%	4.84%	4.97%	4.90%	--	--

ITEM 8.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheets of MVP REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2015.  Our audits also included the consolidated financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MVP REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RBSM LLP

New York, New York
March 29, 2016

MVP REIT, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Cash	$10,511,000	$13,812,000
Cash – restricted	1,133,000	388,000
Accounts receivable	42,000	--
Prepaid expenses	316,000	246,000
Deferred rental assets	159,000	27,000
Investments in real estate and fixed assets:
Land and improvements	44,507,000	15,264,000
Building and improvements	43,010,000	11,259,000
Fixed assets	88,000	88,000
	87,605,000	26,611,000
Accumulated depreciation	(865,000)	(66,000)
Total investments in real estate and fixed assets, net	86,740,000	26,545,000
Capitalized loan fees	534,000	437,000
Deposits	16,010,000	300,000
Other assets	140,000	127,000
Assets held for sale	--	8,313,000
Total assets	$115,585,000	$50,195,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$462,000	$61,000
Deferred revenue	25,000	--
Due to related parties	7,000	16,000
Liabilities related to assets held for sale	--	4,439,000
Security deposits	211,000	--
Notes payable	28,711,000	13,407,000
Total liabilities	29,416,000	17,923,000
Commitments and contingencies
Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of December 31, 2015 and December 31, 2014	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 11,002,902 and 4,188,956 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	11,000	4,000
Additional paid-in capital	97,277,000	42,114,000
Accumulated deficit	(12,925,000)	(11,565,000)
Total MVP REIT, Inc. Shareholders’ Equity	84,363,000	30,553,000
Non-controlling interest- related party	1,806,000	1,719,000
Total equity	86,169,000	32,272,000
Total liabilities and equity	$115,585,000	$50,195,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenues
Rental revenue	$4,650,000	$658,000
Total revenues	4,650,000	658,000
Operating expenses
General and administrative	910,000	775,000
Acquisition expenses	678,000	235,000
Acquisition expenses – related party	2,649,000	1,898,000
Operation and maintenance	987,000	422,000
Depreciation and amortization	799,000	44,000
Total operating expenses	6,023,000	3,374,000
Loss from operations	(1,373,000)	(2,716,000)
Other income and expense
Interest expense	(1,313,000)	(169,000)
Income from investment in equity method investee	--	6,000
Other income	--	127,000
Total other expense	(1,313,000)	(36,000)
Loss from continuing operations	(2,686,000)	(2,752,000)
Discontinued operations, net of income taxes
Gain on sale of investment in real estate held for sale	1,260,000	44,000
Income from assets held for sale	214,000	876,000
Income from discontinued operations	1,474,000	920,000
Provision for income taxes	--	--
Net loss	(1,212,000)	(1,832,000)
Net income attributable to non-controlling interest	148,000	5,000
Net loss attributable to MVP REIT, Inc. common shareholders’	$(1,360,000)	$(1,837,000)
Basic loss per weighted average common share
Continued operations	$(0.36)	$(0.76)
Discontinued operations	$0.18	$0.25
Total basic loss per weighted average common share	$(0.18)	$(0.51)
Distributions declared per common share	$0.58	$0.56
Weighted average common shares outstanding, basic	7,502,606	3,639,056

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2013	1,000	$--	2,909,819	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000
Issuance of common stock – purchase	--	--	1,246,458	1,000	10,866,000	--	--	10,867,000
Issuance of common stock - acquisition	--	--	11,396	--	100,000	--	--	100,000
Redeemed shares	--	--	(10,610)	--	(95,000)	--	--	(95,000)
Distributions - DRIP	--	--	31,893	--	--	--	--	--
Distributions - cash	--	--	--	--	(1,738,000)	--	--	(1,738,000)
Contribution from Advisor related to reduction of due to related parties	--	--	--	--	595,000	--	--	595,000
Non-controlling interest – related party	--	--	--	--	--	--	527,000	527,000
Net income (loss)	--	--	--	--	--	(1,837,000)	5,000	(1,832,000)
Balance, December 31, 2014	1,000	$--	4,188,956	$4,000	$42,114,000	$(11,565,000)	$1,719,000	$32,272,000
Issuance of common stock – purchase	--	--	6,697,261	7,000	58,463,000	--	--	58,470,000
Redeemed shares	--	--	(42,700)	--	(376,000)	--	--	(376,000)
Distributions - DRIP	--	--	159,385	--	--	--	--	--
Distributions - cash	--	--	--	--	(2,924,000)	--	--	(2,924,000)
Distributions to Noncontrolling interest	--	--	--	--	--	--	(61,000)	(61,000)
Net income (loss)	--	--	--	--	--	(1,360,000)	148,000	(1,212,000)
Balance, December 31, 2015	1,000	$--	11,002,902	$11,000	$97,277,000	$(12,925,000)	$1,806,000	$86,169,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Cash flows from operating activities:
Net loss	$(1,212,000)	$(1,832,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	799,000	44,000
Amortization of loan fees	83,000	26,000
Acquisition expense – related party	--	1,336,000
Other loss	--	(127,000)
Gain on sale of investment in real estate	--	(44,000)
Income from investment in equity method investee	--	(6,000)
Change in operating assets and liabilities:
Restricted cash	(745,000)	--
Accounts receivable	(42,000)	--
Prepaid expenses	(70,000)	(36,000)
Deferred –rental assets	(132,000)	(27,000)
Other assets	(13,000)	(473,000)
Capitalized loan fees	(180,000)	30,000
Contingent liabilities	--	(100,000)
Security deposits	211,000	--
Deferred revenue	25,000	--
Due to related parties	(9,000)	(1,165,000)
Assets held for sale	(1,574,000)	(342,000)
Accounts payable and accrued liabilities	401,000	(63,000)
Net cash used in operating activities	(2,458,000)	(2,779,000)

Cash flows from investing activities:
Proceeds from sale of Red Mountain and Cedar Park	9,746,000	--
Payment of deposits on future acquisitions	(15,710,000)	--
Proceeds from loan on equity method investee	--	475,000
Proceeds from loan on cost method investee	--	132,000
Proceeds received through asset transfer transaction	--	1,291,000
Proceeds from sale of investment in real estate and fixed assets	--	10,436,000
Purchase investment in real estate and fixed assets	(48,649,000)	(14,958,000)
Acquisition of fixed assets	--	(7,000)
Building improvements	(165,000)	--
Net cash used in investing activities	$(54,778,000)	$(2,631,000)

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Cash flows from financing activities:
Proceeds from issuance of common stock	$58,470,000	$10,867,000
Proceeds from promissory note	3,882,000	9,232,000
Distributions to noncontrolling interest	(61,000)	--
Payments on notes payable	(758,000)	(339,000)
Payments on note payable – related party	--	(900,000)
Capital contribution from noncontrolling interest – related party	--	3,000,000
Capital contribution from noncontrolling interest	--	1,800,000
Proceeds from notes payable on assets held for sale	--	16,968,000
Payments on notes payable on assets held for sale	(4,298,000)	(21,118,000)
Redeemed shares	(376,000)	(95,000)
Stockholders’ distributions	(2,924,000)	(1,738,000)
Net cash provided by financing activities	53,935,000	17,677,000

Net change in cash	(3,301,000)	12,267,000
Cash, beginning of period	13,812,000	1,545,000
Cash, end of period	$10,511,000	$13,812,000

Supplemental disclosures of cash flows information:
Interest paid	$1,313,000	$169,000

Non-cash investing and financing activities:
Distributions - DRIP	$1,391,000	$279,000
Reduction of debt by Advisor and related party recognized as a contribution	$--	$595,000
Contingent acquisition liability assumed in acquisition	$--	$100,000
Investment in real estate and fixed assets acquired by assumtion of existing note payable	$12,180,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering (the “Offering”), which closed in September 2015, the Company received net consideration of approximately $97.3 million for the issuance and sale of its common stock.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.  The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

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

The Company’s investment strategy was originally to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans that meet the Company’s investment objectives and strategies. In March 2014, the Company’s board of directors approved a plan to increase the focus of the Company’s investment strategy on parking and self-storage facilities located throughout the United States as the Company’s core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities’ ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.

In June 2014, the Company’s board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”) and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”).  The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

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

From inception through December 31, 2015, the Company has paid approximately $7.0 million in distributions including approximately $1.7 million in DRIP distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

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

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company (“REH”). Substantially all of the Company’s business is conducted through our wholly owned subsidiary REH. The operating agreement provides that REH is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation.

Capitalization

As of December 31, 2015 the Company had 11,002,902 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the “Convertible Stock”).

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

As of December 31, 2015 the Company has received net consideration of approximately $97.3 million for the issuance of its common stock in connection with the offering.  Approximately $19.5 million was a non-cash transaction recorded as part of our acquisitions of properties which are no longer part of our portfolio.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor’s participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company’s share repurchase program.  As of December 31, 2015, 199,895 common shares have been issued under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company’s receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP.  As of December 31, 2015, the Company redeemed 53,310 shares through the share repurchase program (“SRP”).  For the period from January 1, 2016 through the date of this filing, the Company has redeemed an additional 1,670 shares and has pending requests to redeem an additional 47,005 shares, which exceed the amount allowable for 2015 repurchase by approximately $0.4 million.  These shares will be redeemed on March 31, 2016.

Note B — Summary of Significant Accounting Policies

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

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the subsidiaries of REH: MVP MS Cedar Park 2012, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP MS Red Mountain 2013, LLC; Mabley Place Garage; LLC, MVP Denver Sherman; LLC, MVP Fort Worth Taylor, LLC; MVP Milwaukee Old World, LLC; MVP St. Louis Convention Plaza, LLC; MVP Houston Saks Garage, LLC; MVP St. Louis Lucas, LLC, MVP Milwaukee Wells, LLC, MVP Wildwood NJ Lot, LLC, MVP Indianapolis City Park Garage, LLC, MVP KC Cherry Lot, LLC and MVP Indianapolis Washington Street Lot, LLC, as well as the Company’s assets that were sold during 2015. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

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

Concentration

The company has approximately six tenants.  One tenant, Standard Parking + (“SP+”), consists of 76% of the Company’s rental revenue.  This tenant represents a concentration for the years ended December 31, 2015 and 2014.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the year ended December 31, 2015, the Company expensed approximately $2,649,000 of related party and $678,000 non-related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the year ended December 31, 2015, the Company did not capitalize any such acquisition costs.

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

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

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

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000. As of December 31, 2015 and 2014, the Company had approximately $9.1 million and approximately $13.3 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the years ended December 31, 2015 and 2014, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the year ended December 31, 2015.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2015, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale (including liabilities related to assets held for sale), restricted cash and deposits in the 2014 consolidated financial statements have been reclassified to conform to the December 31, 2015 presentation.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company’s due diligence of a property located in Milwaukee it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of December 31, 2015 management does not anticipate a material adverse effect related to this environmental matter.  Please see Note I Acquisitions for further information regarding the acquisition of the Milwaukee property.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D – Investments in Real Estate

As of December 31, 2015, the company has the following Investments in Real Estate:

Property	Location	Date Acquired	Property Type	Investment Amount	Size / Acreage	# Spaces / Units	Retail /Office Square Ft.	% of Portfolio **
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	7/31/2013	Parking Lot / Office Bldg.	$3,409,000	.75 acre	66	4,061	4.94%
Memphis Court	216 Court St, Memphis, TN	8/28/2013	Parking Lot	$194,000	.41 acre	37	N/A	0.28%
Memphis Poplar	212 Poplar Ave, Memphis, TN	8/28/2013	Parking Lot	$2,693,000	.86 acre	125	N/A	3.87%
Kansas City	1130 Holmes St, Kansas City, MO	8/28/2013	Parking Lot	$1,550,000	1.18 acres	164	N/A	2.25%
St. Louis	1300 Spruce St, St. Louis, MO	9/4/2013	Parking Lot	$4,136,000	1.22 acres	179	N/A	2.33%
Mabley Place *	400 Race Street, Cincinnati, OH	12/9/2014	Parking Facility	$14,700,000	.91 acre	775	8,400	21.81%
Denver Sherman	1963 Sherman Street, Denver, CO	1/26/2015	Parking Lot	$585,000	.14 acre	28	N/A	0.85%
Ft. Worth	814 Taylor Street, Fort Worth, Texas	3/16/2015	Parking Facility	$23,336,000	1.18 acres	1,013	11,828	34.17%
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	3/31/2015	Parking Lot	$1,000,000	.27 acre	54	N/A	1.45%
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	5/31/2015	Parking Lot	$2,575,000	1.26 acres	221	N/A	3.74%
Houston Saks Garage	611 Fannin Street, Houston, Tx	5/28/2015	Parking Facility	$8,375,000	.36 acre	265	5,000	12.18%
St. Louis Lucas	Lucas Ave, St. Louis, MO	6/29/2015	Parking Lot	$3,463,000	1.07 acres	217	N/A	5.04%
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	6/30/2015	Parking Lot	$3,900,000	.95 acre	100	N/A	5.67%
Wildwood NJ Lot I	400 East Magnolia Ave, Wildwood, NJ	7/10/2015	Parking Lot	$970,000	.29 acre	45	N/A	1.41%
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	10/5/15	Parking Facility	$10,500,000	.44 acre	370	N/A	9.62%
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	10/9/15	Parking Lot	$515,000	.60 acre	84	N/A	0.47%
Indy WA Street	301 E. Washington Street, Indianapolis, IN	10/29/15	Parking Lot	$4,995,000	1.07 acres	150	N/A	4.57%
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	12/16/15	Parking Lot	$615,000	.31 acre	50	N/A	0.56%

*MVP REIT owns 70%, MVP REIT Owns 100% in all other properties.
** Based on investment amount.

Property	Location	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	RAC-CC	150 Feet	SP+	02/01/14	5 yr. w/2 5 yr. ext.
Memphis Court	216 Court St, Memphis, TN	CBD	Unlimited	SP+	03/14/12	2 Years remaining
Memphis Poplar	212 Poplar Ave, Memphis, TN	CBD	Unlimited	Best Park	03/01/14	5 yr. w/2 5 yr. ext.
Kansas City	1130 Holmes St, Kansas City, MO	B4-5	Unlimited	SP+	03/14/12	15 Years
St. Louis	1300 Spruce St, St. Louis, MO	I (CBD)	200 Feet	SP+	12/01/13	5 yr. w/2 5 yr. ext.
Mabley Place	400 Race Street, Cincinnati, OH	DD-A	510 Feet	SP+	12/09/14	10 Years
Denver Sherman	1963 Sherman Street, Denver, CO	CMX-16	200 Feet	Denver SD	07/01/14	10 Years w/1 5 yr. ext.
Ft. Worth	814 Taylor Street, Fort Worth, Texas	CBD-H	Unlimited	SP+	03/16/15	10 Years
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	C9-E	40 Feet	SP+	03/31/15	5 yr. w/1 5 yr. ext.
St. Louis Convention	1010 Convention Plaza, St. Louis, MO	I (CBD)	200 Feet	SP+	05/13/15	5 yr. w/1 5 yr. ext.
Houston Saks Garage	611 Fannin Street, Houston, Tx	N/A	Unlimited	iPark	05/28/15	10 yr. w/1 5 yr. ext.
St. Louis Lucas	Lucas Ave, St. Louis, MO	I (CBD)	200 Feet	SP+	06/29/15	5 yr. w/1 5 yr. ext.
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	C9-E	40 Feet	SP+	06/30/15	10 Years
Wildwood NJ Lot*	400 East Magnolia Ave, Wildwood, NJ	T/E	35 feet	SP+	1/1/16	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	CDB-1 RC	5 Stories	ABM	10/5/15	5 yr. w/1 5 yr. ext.
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	UR	Per Plan	SP+	10/9/15	5 yr. w/1 5 yr. ext.
Indy WA Street	301 E. Washington Street, Indianapolis, IN	CBD-2	Unlimited	Denison	10/30/15	10 Years
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	T/E	35 feet	SP+	1/1/16	5 yr. w/1 5 yr. ext.

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

Accounting services

The Company has an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company owned by Ms. Gress, the Company’s CFO, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  During the year ended December 31, 2015 and 2014, Strategix Solutions received fees of approximately $140,000 and $13,000, respectively.

Commissions Paid

During the year ended December 30, 2015, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Company’s Chief Investment Officer and Chief Technology Officer, earned fees of approximately $0.6 million, for 1% commission on purchases.

Ownership of Company Stock

As of December 31, 2015, the Sponsor owned 22,222 shares of the Company’s outstanding common stock, VRM I owned 71,112 shares of the Company’s outstanding common stock, VF III owned 34,297 shares of the Company’s outstanding common stock, JNL Parking owned 40,857 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A “Organization, Proposed Business Operations and Capitalization” for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the “Sponsor”) contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company’s operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable.

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of December 31, 2015, VRM I and VRM II had notes receivable from the Advisor of approximately $4.2 million and $12.9 million, respectively, which amount has been fully impaired. The Advisor’s ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company’s ability to successfully deploy the offering proceeds.

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

On July 16, 2012 the Company signed a selling agreement which appointed MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC, an entity indirectly owned by our CEO, to act as one of the selling agents for the Offering.  For the years ended December 31, 2015 and 2014 the Company paid no selling commissions to MVP AS.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company’s shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company’s assets or another liquidity event transaction approved by the Company’s board.  As of December 31, 2015, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the year ended December 31, 2015 MVP REIT paid approximately $1.8 million, in acquisition fees to the Advisor.  During the year ended December 31, 2014 no acquisition fees were earned.  During the year ended December 31, 2015, JNL Parking earned fees of approximately $0.6 million, for 1% commission on purchases.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment. The Company may recoup all or a portion of these expenses from the borrower in connection with each investment.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the years ended December 31, 2015 and 2014 were approximately $0.5 million and $0.4 million, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the years ended December 31, 2015 and 2014 were approximately $66,000, and $29,000, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the years ended December 31, 2015 and 2014.

Fees and Expense Reimbursements Payable by Borrowers and Other Third Parties

The Company or its affiliates may be entitled to late fees, loan servicing fees, loan extension and loan modification fees and other fees and expense reimbursement payable by borrowers and other third parties.

Note F —Dependency

The Company has no employees and is dependent on the Advisor for certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.

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

Note I - Acquisitions

2015

Denver Sherman

On January 26, 2015 the Company closed on the purchase of a 0.14 acre parking lot located at 1963 Sherman Street, Denver, Colorado, consisting of approximately 28 parking spaces, for a purchase price of approximately $0.6 million, plus certain closing costs.  The parking lot is leased to the City of Denver School District Number 1.

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

Milwaukee Old World

On March 31, 2015, the Company closed on the purchase of a parking lot consisting of 54 parking spaces, located in Milwaukee, WI, for a purchase price of $1 million. The property is leased to SP Plus Corporation.  During the Company’s due diligence of the property it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot.  As of December 31, 2015 management does not anticipate a material adverse effect related to this environmental matter.

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

St. Louis Lucas

On June 29, 2015, the Company closed on the purchase of a parking lot located in St. Louis, MO, for approximately $3.5 million.  The Company paid customary closing costs in connection with the transaction.  The parking lot consists of 46,683 square feet, has 217 parking spaces, is zoned I (CBD) and allows for a maximum building height of 200 feet.  The parking lot is leased by SP Plus Corporation under a NN lease, whereby the Company is responsible to pay property taxes. SP Plus pays annual rent of $220,000. In addition, the lease provides revenue participation with MVP receiving 65% of gross receipts between $325,000 and $395,000 and 50% of Gross Receipts in excess of $395,001. The term of the lease is for 5 years.

Milwaukee Wells

On June 30, 2015, the Company closed on the purchase of a parking lot located in Milwaukee, WI, for approximately $3.9 million.  The Company paid customary closing costs in connection with the transaction. The parking lot consists of 41,487 square feet and has 100 spaces, zoned C9-E, and allows for a maximum building height of 40 feet.  The parking lot is leased by PCAM, LLC, an independent parking operator, under a NNN lease. PCAM pays annual rent of $280,000.  In addition, the lease provides revenue participation with MVP receiving 50% of gross receipts over a contractual threshold of $710,000. The term of the lease is for 10 years.  As additional consideration for the purchase of the parking lot, the Company and PCAM have entered into a participation agreement, wherein, PCAM shall be entitled to 25% of the net proceeds in excess of $3.9 million in cash upon sale of property.

Wildwood NJ Lot

On July 10, 2015, the Company, through its wholly owned entity, MVP Wildwood NJ Lot, LLC, a Nevada limited liability company, announced that it has closed on the purchase of a parking lot for approximately $1.0 million in cash.  The parking lot is located at 400 East Magnolia Ave, Wildwood, NJ. The parking lot #1 consists of 11,250 square feet and has 45 parking spaces.  The parking lot is zoned T/E, and allows for a maximum building height of 250 feet.  At closing, parking lot #1 was managed by SP Plus Corporation.  On December 16, 2015, the Company purchased an adjacent lot for approximately $0.6 million in cash.  The parking lot is located at 401 East Glenwood Ave, Wildwood, NJ (“parking lot #2”).  Parking lost #2 consists of 13,500 square feet and has 50 spaces.  Through the acquisition of the second lot, the management agreement with SP+ has been cancelled and a lease for the two parking lots has been executed.

Indy City Parking Garage

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

KC Cherry Lot

On October 9, 2015, the Company purchased a parking lot for approximately $515,000 in cash.  The parking lot is located at 1109 Cherry Street, Kansas City, Missouri.  The parking lot consists of approximately 26,304 square feet and has approximately 84 parking spaces.  The parking lot is zoned UR.  The parking lot will be leased by SP Plus Corporation.

Indy WA Street

On October 29, 2015, the Company purchased a parking lot for approximately $5 million in cash.  The parking lot is located at 301 E. Washington Street, Indianapolis, IN 46204.  The parking lot consists of approximately 46,403 square feet and has approximately 149 parking spaces.  The parking lot will be leased by Denison Parking Inc., an Indianapolis parking operator.

The following table is a summary of the acquisitions for the year ended December 31, 2015:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired
Denver Sherman	$585,000	$--	$585,000	$--	$585,000
Ft. Worth Taylor	5,834,000	17,502,000	23,336,000	12,180,000	11,156,000
Milwaukee Old World	1,000,000	--	1,000,000	--	1,000,000
St. Louis Convention Plaza	2,575,000	--	2,575,000	--	2,575,000
Houston Saks Garage	3,565,000	4,810,000	8,375,000	--	8,375,000
St. Louis Lucas	3,463,000	--	3,463,000	--	3,463,000
Milwaukee Wells	3,900,000	--	3,900,000	--	3,900,000
Wildwood NJ Lot#1	970,000	--	970,000	--	970,000
Indy City Park	1,226,000	9,274,000	10,500,000	--	10,500,000
KC Cherry Street	515,000	--	515,000	--	515,000
Indy WA Street	4,995,000	--	4,995,000	--	4,995,000
Wildwood NJ #2	615,000	--	615,000	--	615,000
	$29,243,000	$31,586,000	$60,829,000	$12,180,000	$48,649,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the years ended December 31, 2015 and 2014, and assumes that the acquisition was completed as of January 1, 2014.

	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenues from continuing operations	$6,534,000	$4,829,000
Net income (loss) available to common stockholders	$(75,000)	$545,000
Net income (loss) available to common stockholders per share – basic	$(0.01)	$0.15
Net income (loss) available to common stockholders per share – diluted	$(0.01)	$0.15

Revenue and expenses of acquisitions since acquisition dates included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through December 31, 2015:

Revenue	$2,328,000
Expenses	(3,483,000)
Net loss	$(1,155,000)

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

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenues from continuing operations	$2,494,000	$2,218,000
Net loss available to common stockholders	$(740,000)	$(3,539,000)
Net loss available to common stockholders per share – basic	$(0.20)	$(3.40)
Net loss available to common stockholders per share – diluted	$(0.20)	$(3.40)

Revenue and expenses of acquisitions since acquisition dates included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through December 31, 2014:

Revenue	$658,000
Expenses	(546,000)
Net Income	$112,000

Note J — Assets held for sale

During February 2015, management entered into a plan to sell the storage unit assets which results in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, which are classified as discontinued operations.

On May 6, 2015, the Company sold the storage unit asset located in Nevada to a non-related third party for approximately $5.4 million.  Proceeds of approximately $2.7 million from this sale were received after the promissory note for this property was paid in full.

On October 29, 2015, the Company also sold the storage unit asset located in Cedar Park, TX to a non-related third party for approximately $4.3.  Proceeds of approximately $2.6 million from this sale were received after the promissory note for this property was paid in full.  The gain on sale is approximately $1.0 million.

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2015:

For The Year Ended December 31, 2015

Revenue	$622,000
Expenses	(408,000)
Net Income	$214,000

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

Note K — Notes Payable

During March 2013, Cedar Park issued a promissory note for approximately $1.8 million.  The note was collateralized by real property located in Cedar Park, Texas, bears an annual interest rate of 4.66%, and was payable in monthly installment payments of principal and interest totaling approximately $10,000, with a lump sum payment of approximately $1.3 million due at maturity in April 2023.  This loan was paid in full in October 2015 through the sale of the property.

During September 2013, through the acquisition of Red Mountain, the Company financed a 7-year term loan with a balance of approximately $2.7 million, collateralized by real property located in Las Vegas, Nevada, matures in October 2020, bears an annual interest rate of 4.35%, and was payable in monthly installment payments of principal and interest totaling approximately $15,000.  This loan was paid in full in May 2015 through the sale of the property.

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

Total interest expense incurred for the years ended December 31, 2015 and 2014 is $1.3 million and $0.1 million, respectively.

As of December 31, 2015, future principal payments on the notes payable are as follows:

2016	$735,000
2017	643,000
2018	676,000
2019	4,420,000
2020	627,000
Thereafter	21,610,000
Total	$28,711,000

As of December 31, 2015, the principle balance on insurance note payable is approximately $162,000

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	$1,487,000	4.94%	2/1/2019
Memphis Court	216 Court St, Memphis, TN	$139,000	4.94%	2/1/2019
Memphis Poplar	212 Poplar Ave, Memphis, TN	$1,252,000	4.94%	2/1/2019
Kansas City	1130 Holmes St, Kansas City, MO	--	N/A	N/A
St. Louis	1300 Spruce St, St. Louis, MO	$1,247,000	4.94%	2/1/2019
Mabley Place	400 Race Street, Cincinnati, OH	$8,843,000	4.25%	12/26/2024
Denver Sherman	1963 Sherman Street, Denver, CO	--	N/A	N/A
Ft. Worth	814 Taylor Street, Fort Worth, Texas	$11,965,000	5.59%	8/1/2021
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	--	N/A	N/A
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	--	N/A	N/A
Houston Saks Garage	611 Fannin Street, Houston, Tx	$3,616,000	4.25%	N/A
St. Louis Lucas	Lucas Ave, St. Louis, MO	--	N/A	N/A
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	--	N/A	N/A
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	--	N/A	N/A
Indy Garage	120 E. Washington Street, Indianapolis, IN	--	N/A	N/A
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	--	N/A	N/A
Indy Lot	301 E. Washington Street, Indianapolis, IN	--	N/A	N/A
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	--	N/A	N/A
	Total	$28,549,000

Note L — Income Tax

Income Taxes and Distributions

As a REIT, it generally will not be subject to federal income tax on taxable income distributed to the stockholders. In 2015, MVP REIT Inc. has no distributable taxable income. In addition, MVP REIT Inc. does not have any subsidiaries elected to be treated as TRSs pursuant to the Code to participate in services that would otherwise be considered impermissible for REITS and are subject to federal and state income tax at regular corporate tax rates.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders' basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Ordinary	$--	$--
Capital Gain	-	--
Return of Capital	4,315,000	2,016,000
	$4,315,000	$2,016,000

Note M — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

As of the date of this filing, the Company has received additional requests for repurchase of 47,005 shares which exceed the amount allowable for 2015 repurchase by approximately $0.4 million.  These shares will be redeemed on March 31, 2016.
On January 2, 2016, the Company has entered into a joint venture with MVP REIT II, Inc. to purchase the membership interests of an entity that owns two parking lots located in Minneapo1is for a purchase price of approximately $15,495,000 plus closing costs.  The purchase shall be accomplished through a limited liability company owned jointly by the Company and MVP REIT II, Inc (collectively, “MVP”). The Company’s share of the purchase price is approximately $13,495,000 plus closing costs and the Company will own a 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus, a Delaware parking operator, under a net lease agreement where MVP will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs.

On January 15, 2016, the Company through its wholly owned entity MVP Indianapolis Meridian Lot, LLC, a Nevada limited liability company, closed on the purchase of a parking lot for approximately $1.665 million.  The property is located at 239 S. Meridian Street, Indianapolis, Indiana (the “parking lot”).  The parking lot consists of approximately 10,290 square feet and has approximately 39 parking spaces.  The parking lot is leased to Denison Parking, Inc., an Indianapolis parking operator.

On February 1, 2016, the Company purchased a parking lot for approximately $3.9 million in cash. The property is located at 1124 N. Old World Third Street, Milwaukee, Wisconsin (the “parking lot”).  The parking lot consists of 38,606.50 square feet and has 75 parking spaces.  The parking lot is leased by SP Plus Corporation (“SP Plus”), a national parking operator.

On January 20, 2016, MVP REIT, INC (“MVP”) through various wholly owned subsidiaries entered into two loans with Keybank.  The first loan is an $8,580,000 loan secured by the following properties in Indianapolis: 110-120 E. Washington Street, and 301 E. Washington Street.  The loan has a term of 10 years, is amortized over 25 years and has an interest rate of 4.59% per annum.  The second loan is a $3,490,000 loan secured by the following properties in Missouri: 1010 Convention Plaza, St. Louis, 901, 909, 925 Lucas Avenue and 900, 908, 910 & 916 Convention Plaza, St. Louis and 1109 Cherry Street, Kansas City.  The loan has a term of 10 years, is amortized over 25 years and has an interest rate of 4.59% per annum.

On February 9, 2016, the Company through its wholly owned entity MVP Clarksburg Lot, LLC, a Nevada limited liability company closed on the purchase of a parking lot for approximately $0.6 million in cash. The parking lot is located at 327 Washington Avenue, Clarksburg, West Virginia 26301 (the “parking lot”).  The parking lot is leased by ABM Parking Services Inc. ("ABM"), a national parking operator,

On February 12, 2016, the Company along with MVP REIT II through MVP Denver 1935 Sherman, LLC, ("MVP Denver"), a Nevada limited liability company, an entity owned 75.51% by MVP and 24.49% by MVPII, closed on the purchase of a parking lot for approximately $2.4 million in cash of which MVP’s share was approximately $1.8 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the “Denver parking lot”).  The Denver parking lot is leased by SP Plus Corporation

On January 20, 2016, the Company through its wholly owned entity MVP Milwaukee Clybourn, LLC, a Nevada limited liability company, closed on the purchase of a parking lot for approximately $0.2 million.  The property is located at 412 E. Clybourn Street, Milwaukee, Wisconsin.  The parking lot consists of 15 parking spaces and is leased to Secure Parking USA, LLC.

On February 19, 2016, MVP REIT, Inc., through its wholly owned entity, MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company, as purchaser, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Fairfield Avenue Parking Corporation, a Connecticut corporation, or seller, and First American Title Insurance Company, as escrow agent, for the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut, for a purchase price of $7.8 million, plus closing costs.

On March 7, 2016 the Board of Directors appointed Dan Huberty as its new President.  Since January 2015, Mr. Huberty has been the Vice President at JNL Parking, in charge of sales and acquisitions.  In addition, since July 2015, he has served as Vice President of Parking Operations for MVP.  Prior to his position at JNL Parking, Mr. Huberty served as Senior Vice President of Sales for Central Parking from October 2011 to September 2012.  Then from October 2012 till November 2014, he served as Executive Vice President of Operations for SP +, where he oversaw the southern division for the company after helping complete the sale and integration of Central Parking.  Prior to that, from July 2009 to September 2011, Mr. Huberty served as a Vice President for Clean Energy Fuels, the largest provider of Compressed Natural Gas in the Country.  Mr. Huberty also spent 16 years, from August 1993 to June 2009, with increasing responsibility over operations and sales within the Parking Division at ABM Industries as a Vice President, where he built and ran the sales team for his last two years with ABM.  Mr. Huberty received his BBA from Cleveland State University and his MBA from the University of Phoenix, and currently serves as a State Representative in the State of Texas.

On February 19, 2016, the Board of Directors of MVP REIT, Inc. accepted the resignation of Fredrick Leavitt as a director.  The Board has decided, at this time, not to fill the vacancy.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

		Initial Cost					Gross Carrying Amount at December 31, 2015
Description	ST	Encumbrance	Land	Buildings and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Rentable Square Feet
Ft. Lauderdale	FL	--	$2,652,000	$728,000	$3,380,000	--	$2,652,000	$757,000	$3,409,000	33,000	2014	n/a
Memphis Court	TN	--	$194,000	--	$194,000	--	$194,000	--	$194,000	--	2014	n/a
Memphis Poplar	TN	--	$2,693,000	--	$2,693,000	--	$2,693,000	--	$2,693,000	1,000	2014	n/a
Kansas City	KS	--	$1,550,000	--	$1,550,000	--	$1,550,000	--	$1,550,000	--	2014	n/a
St. Louis	MO	--	$4,125,000	--	$4,125,000	--	$4,125,000	$11,000	$4,136,000	1,000	2014	n/a
Mabley Place	OH	--	$4,050,000	$10,530,000	$14,580,000	--	$4,050,000	$10,650,000	$14,700,000	292,000	2014	n/a
Denver Sherman	CO	--	$585,000	--	$585,000	--	$585,000	--	$585,000	--	2015	n/a
Ft. Worth Taylor	TX	--	$5,834,000	$17,502,000	$23,336,000	--	$5,834,000	$17,502,000	$23,336,000	$354,000	2015	n/a
Milwaukee Old World		--	$1,000,000	--	$1,000,000	--	$1,000,000	--	$1,000,000	--	2015	n/a
St Louis Convention		--	$2,575,000	--	$2,575,000	--	$2,575,000	--	$2,575,000	--	2015	n/a
Houston Saks		--	$3,565,000	$4,816,000	$8,381,000	--	$3,565,000	$4,816,000	$8,381,000	$72,000	2015	n/a
St. Louis Lucas		--	$3,463,000	--	$3,463,000	--	$3,463,000	--	$3,463,000	--	2015	n/a
Milwaukee Wells		--	$3,900,000	--	$3,900,000	--	$3,900,000	--	$3,900,000	--	2015	n/a
Wildwood NJ		--	$1,585,000	--	$1,585,000	--	$1,585,000	--	$1,585,000	--	2015	n/a
Indy City Park		--	$1,226,000	$9,274,000	$10,500,000	--	$1,226,000	$9,274,000	$10,500,000	$59,000	2015	n/a
Cherry Street		--	$515,000	--	$515,000	--	$515,000	--	$515,000	--	2015	n/a
Indy WA Street		--	$4,995,000	--	$4,995,000	--	$4,995,000	--	$4,995,000	--	2015	n/a
		--	$44,507,000	$42,850,000	$87,357,000	$-	$44,507,000	$43,010,000	$87,517,000	$812,000

(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

The aggregate gross cost of property included above for federal income tax purposes approximated $35.0 million as of December 31, 2015.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2015 and 2014:

	2015	2014
Total real estate held for investment, inception (prior)	$26,523,000	$--
Additions during period:	--	--
Acquisitions	60,994,000	26,523,000
Total real estate held for investment, end of year	$87,517,000	$26,523,000

The following table reconciles the accumulated depreciation for the year ended December 31, 2015 and 2014:

	2015	2014
Accumulated depreciation, inception (prior)	$29,000	$--
Additions during period:	--	--
Depreciation of real estate	783,000	29,000
Accumulated depreciation, end of year	$812,000	$29,000

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2015.

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

Directors and Executive Officers

The following table sets forth the names, ages as of March 29, 2016 and positions of the individuals who serve as our directors and executive officers as of March 29, 2016:

Name	Age	Title

Michael V. Shustek	57	Chief Executive Officer and Director
Tracee Gress	45	Chief Financial Officer
Dan Huberty	47	President
Robert J. Aalberts(1)	64	Independent Director
Nicholas Nilsen(1)	78	Independent Director
Shawn Nelson	49	Independent Director
John E. Dawson	58	Independent Director
Daryl C. Idler, Jr.	71	Independent Director

(1)           Member of the audit committee.

The following table sets forth the names, ages as of March 29, 2016 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (our advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	57	President and Chief Executive Officer
Tracee Gress	45	Chief Financial Officer

Directors, Executive Officers and certain significant employees of MVP Realty Advisors.

Michael V. Shustek has been Chief Executive Officer and a director of the Company since its inception.  He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of Vestin Realty Mortgage II, Inc., and Vestin Realty Mortgage I, Inc. since January 2006. In July 2012, Mr. Shustek became a principal of MVP AS.  During January 2013, Mr. Shustek became the sole owner of MVP AS. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

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

On February 27, 2001, the Division of Securities of the Ohio Department of Commerce (the “Division”) issued a temporary suspension order against Vestin Realty Mortgage I, Inc. (previously known as DM Mortgage Investors, LLC) and Michael Shustek temporarily suspending the offer and sale of its securities in Ohio involving matters related to Vestin Realty Mortgage I, Inc. (the “Ohio Administrative Action”).  The Ohio Administrative Action required Vestin Realty Mortgage I, Inc. to correct certain statements made by Mr. Shustek in seminars conducted by Mr. Shustek in Ohio in February 2001 and explain that certain newspaper advertisements in Ohio placed by Vestin Mortgage were not intended to reflect the potential performance of Vestin Realty Mortgage I, Inc.  As a result of Vestin Realty Mortgage I, Inc. agreeing to take these and other certain actions, including making a rescission offer, on March 9, 2001, the Division issued an order revoking the temporary suspension order.

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

Tracee Gress was appointed as our Chief Financial Officer (CFO) on February 27, 2015. In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM I, VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress is currently an employee of MVP  Realty Advisors as of March 1, 2016.  Prior to that date, her services were furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions since January 2013.  Prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

Dan Huberty  Prior to joining MVP REIT as Vice President of Parking Operations, Dan spent nearly 25 years in various roles in and supporting the parking industry.  In addition to his current role at MVP, Dan also serves as Vice President of Sales and Acquisitions for JNL Parking since January 2015.  Most recently, Huberty served as an Executive Vice President of SP Plus, where he oversaw the southern division of the company. He was named to this position after successfully overseeing the transition of his team through the integration of Central Parking and Standard Parking. The company's clients included some of the nation’s largest owners and operators of mixed-use projects, office buildings, hotels, stadiums and arenas, as well as, airports, hospitals and municipalities.

Prior to his role with SP Plus, he served as a Vice President for Clean Energy Fuels, the largest provider of Compressed Natural Gas in the Country focusing on the parking industry, from June 2009 through September 2011.  However, the majority of his career was spent with ABM Industries. During his nearly 17 years with ABM, Huberty served in various roles starting as a Facility Manager, working his way up to a Regional Manager, Regional Vice President, and finally Vice President of Sales for ABM’s Parking Division.  Huberty earned his BBA from Cleveland State University in 1991, and his MBA from the University of Phoenix in 1998.

Huberty is active in political affairs, serving as a State Representative for Texas House District 127, representing a constituency of more than 160,000 residents. Elected in 2010, he travels to the Capitol in Austin, Texas, every other year to represent them during the legislative session. Huberty also served as a Trustee for the Humble Independent School District from 2006 to 2010.

Huberty serves on the Board for the Be an Angel Fund, which is a non-profit board that supports profoundly deaf and handicap children in Texas.  Huberty is also a Board Member of the Lake Houston Chamber of Commerce in Harris County Texas, which has over 1,500 members focusing on growing the North East Region of Harris County.  Huberty is active in political affairs, serving as a State Representative for Texas House District 127, representing a constituency of more than 160,000 residents. Elected in 2010, he travels to the Capitol in Austin, Texas, every other year to represent them during the legislative session. Huberty also served as a Trustee for the Humble Independent School District which has 42,000 student, from 2006 to 2010, serving as its President from 2009-2010.

Daryl C. Idler, Jr. has been a director of the Company since its inception.  He has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a director of Vestin Realty Mortgage I, Inc. from January 2008 until he resigned in November 2013. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California, including both transactional aspects and litigation [including litigation in numerous states].

Mr. Idler has significant experience with real estate related transactions. In 2001, Mr. Idler served as President and Managing Partner of the entity that acquired approximately 300 acres in San Diego County, home to the Cottonwood Golf Club, a 36-hole golf course and related facility. In 2005, Mr. Idler was involved in the acquisition of the neighboring historic Ivanhoe Ranch, comprised of 160 acres. During the past 14 years, Mr. Idler have been in charge of all aspects of the golf operations at the Cottonwood Golf Club, including acquisition and financing and real estate developments at the golf course.  Most recently he has directed the commencement of processing entitlements for 1272 active adult/age restricted units, to be followed by entitlement of 180 single family units, construction of a new clubhouse, restoration of riverine habitat and creation of a 100+ acre wetland mitigation bank, and upon conclusion, the reduction of the operating golf facility from 36 holes to 18 holes.  In addition, Mr. Idler is in the process of pursuing 100-120 estate-size home sites, stables, open space and vineyards at Ivanhoe Ranch.

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

Mr. Idler received his Bachelor’s Degree from the University of Redlands, California [1967] and his Juris Doctor from the University of San Diego School of Law [1973]. Mr. Idler has been an active member of the California Bar since 1973. Mr. Idler is a founding member of the Board of Sonshine Haven in El Cajon, California, and co-founder and Chairman of Youth Choir San Diego. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California, is Legal Advisor and Board Member of Navy Seal Veterans Network, Legal Advisor to Fraternal Order of Police, Lodge 10.  Past community affiliations include former Chairman of the Board and member, finance and staff parish board of Foothills United Methodist Church, Board Member and Chairman of Youth For Christ, San Diego County, and Legal Advisor to the Chief of Police, Los Coyotes Indian Tribe.  Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969, including security clearance designation of Top Secret.

Independent Directors of MVP REIT, Inc.

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

John E. Dawson has been a director of the Company since its inception.  He was a director of Vestin Group from March 2000 to December 2005, was a director of Vestin Realty Mortgage II, Inc., from March 2007 until he resigned in November 2013 and was a director for Vestin Realty Mortgage I, Inc. from March 2007 until January 2008.  Since January of 2015 Mr.  Dawson has been a Partner at the International law firm of Dickinson Wright PLLC.  Mr. Dawson was a partner of the Las Vegas law firm of Lionel Sawyer & Collins from 2005 until its closing in December of 2014.  Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach.  Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Shawn Nelson been a director of the Company since June 2015.  Since June, 2010, Mr. Nelson has served as a member of the Orange County Board of Supervisors in Orange County California, serving as chairman in 2013 and 2014. Mr. Nelson currently serves as the Chairman of the Southern California Regional Rail Authority (Metrolink), Director of the Orange County Transportation Authority having served as the chair in 2014, and is a director of the South Coast Air Quality Management District, Southern California Association of Governments, Transportation Corridor Agency, Foothill/Eastern, Southern California Water Committee, Orange County Council of Governments and Orange County Housing Authority Board of Commissioners. From 1994 to 2010 Mr. Nelson was the managing partner of the law firm of Rizio & Nelson.  From 1992-1994 he was the Leasing Director/Project Manager of S&P Company.  Prior to that, from 1989 to 1992 Mr. Nelson served as the Leasing Director/Acquisitions Analyst for IDM Corp and from 1988 to 1989 he served as a Construction Superintendent for Pulte Home.  Mr. Nelson has a Bachelor of Science degree in business with a certificate in real property development from the University of Southern California and a Juris Doctor Degree from Western State University College of Law.

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

We have a total of six directors, four of whom are independent of us, our advisor, our sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor or our advisor. A director is deemed to be associated with our sponsor or our advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our sponsor, our advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our sponsor or advised by our advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of its affiliates. Our board has determined that each of Robert J. Aalberts, Nicholas Nilsen, John E. Dawson, Shawn Nelson and Daryl C. Idler, Jr. qualifies as an independent director under the NASAA REIT Guidelines.

On March 7, 2016, our board of directors approved taking all actions to list our common stock on the NASDAQ Global Market. Although our shares are not yet listed for trading on the NASDAQ Global Market, our independent directors also meet the current independence and qualifications requirements of the Nasdaq Stock Market, Inc. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

We refer to our directors who are not independent as our “affiliated directors.” Currently, our affiliated director is Michael V. Shustek.  At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and ratified by a vote of the directors, including at least a majority of the independent directors.

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

Audit Committee

Our audit committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include, among other things:
•	Selecting and hiring our independent auditors;
•	Evaluating the qualifications, independence and performance of our independent auditors;
•	Approving the audit and non-audit services to be performed by our independent auditors;
•	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;
•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and
•	Reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations.

The audit committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at www.mpvreits.com.  The audit committee is comprised of three directors, all of whom are independent directors and one of whom is deemed an audit committee financial expert meeting the requirements set forth in Section 407 of the Sarbanes Oxley Act of 2002. Our audit committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts.  The Board also determined that Mr. Nilsen meets the audit committee financial expert requirements. For the year ended December 31, 2015, the audit committee held four meetings. . Our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.

Nominating Committee

Our nominating committee was recently established in March 2016 to assist our board of directors by identifying individuals qualified to become directors.  Our nominating committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts, all of whom are independent directors.

Our nominating committee operates under a charter adopted by our board of directors, which is available at [insert hyperlink]. Responsibilities of the nominating committee include, among other things:

•	Evaluating the composition, size, operations and governance of our board of directors and making recommendations regarding the appointment of directors;

•	Evaluating the independence of our directors and candidates for election to our board of directors; and

•	Evaluating and recommending candidates for election to our board of directors.

Compensation Committee

Our compensation committee was recently established in March 2016 to assist our board of directors relating to compensation of our directors and our advisor and to produce as may be required an annual report on executive officer compensation. Subject to applicable provisions of our bylaws and the advisory agreement with our advisor, our compensation committee is responsible for reviewing and approving compensation paid by us to our advisor.  Our compensation committee operates under a charter adopted by our board of directors, which is available at www.mvpreits.com. Our compensation committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts, all of whom are independent directors.

Our board of directors may establish other committees to facilitate the management of our business.

Criteria for Selecting Directors

In evaluating candidates, our nominating committee will consider an individual’s business and professional experience, the potential contributions they could make to our Board and their familiarity with our business. Our nominating committee will consider candidates recommended by our directors, members of our management team and third parties. Our nominating committee will also consider candidates suggested by our stockholders. We do not have a formal process established for this purpose.

We do not have a formal diversity policy with respect to the composition of our Board of Directors. However, our nominating committee seeks to ensure that the Board of Directors is composed of directors whose diverse backgrounds, experience and expertise will provide the Board with a range of perspectives on matters coming before the Board.

Stockholders are encouraged to contact our nominating committee if they wish the committee to consider a proposed candidate. Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of the Company’s secretary at the following address: 12730 High Bluff Drive, Suite 110, San Diego, California 92130. Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws , between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year’s annual meeting of stockholders; provided, however, that in connection with our first annual meeting or in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150 day prior to the date of such annual meeting and not later than 5:00 p.m., Pacific Time, on the later of the 120 day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made.

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2015. In addition, during the year ended December 31, 2015, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Board Meetings and Annual Stockholder Meeting

The board of directors held eight meetings during the fiscal year ended December 31, 2015. Each director attended at least 75% of his board and committee meetings in 2015. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

Independent Directors’ Review of Our Policies

Our independent directors have reviewed our policies described in this annual report, as well as other policies previously reviewed and approved by our board of directors, including policies regarding our investments, leverage, conflicts of interest and disposition, and have determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire additional investments to expand our portfolio of parking assets and maintain and manage our current portfolio of investments; (2) there are sufficient opportunities to acquire additional parking assets with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have or have developed expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental or management fee income more quickly; (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital; and (6) our disposition policy provides us with the flexibility to time and structure property sales in a manner that will optimize our investment return.

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

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Nicholas Nilsen	$36,000	$--	$--	$--	$--	$--	$36,000
Robert J. Aalberts	$30,500	--	--	--	--	--	$30,500
Daryl Idler Jr	$28,500	--	--	--	--	--	$28,500
Shawn Nelson	$14,000	--	--	--	--	--	$14,000
John E. Dawson	$30,500	--	--	--	--	--	$30,500
Fredrick J. Leavitt(2)	$29,500	--	--	--	--	--	$29,500

(1)Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.
(2)On February 19, 2016, the Board of Directors of MVP REIT, Inc. accepted the resignation of Fredrick Leavitt as a director. The Board has decided, at this time, not to fill the vacancy.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information as of March 29, 2016, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 11,068,487 shares of our common stock as of March 29, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
SERE Holdings, LLC 8880 W. Sunset Road Las Vegas, NV 89148	Sole voting and investment power of 578,320 shares	5.22%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 29, 2016, by:

           Each director;
           Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and
           All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 11,068,487 shares of our total outstanding common stock as of March 29, 2016

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Peggy Shustek		6,429	0.06%
Nicholas Nilsen		5,727	0.05%
John Roy		30,643	0.28%
Lance Miller		29,058	0.26%
Dan Huberty		9,239	0.08%
John Dawson		6,873	0.06%

All directors and execuitve officers as a group (3 persons)

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

Please refer to Note E – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.  Please also see “Risk Factors – Risks Related to Conflict of Interests.”

Certain Conflict Mitigation Measures

In order to reduce or mitigate certain potential conflicts of interests, we have adopted the procedures set forth below.

Advisor Compensation

Our compensation committee will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. Our compensation committee will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine whether the provisions of our advisory agreement are being carried out. This evaluation is based on the following factors as well as any other factors they deem relevant:

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

Term of Advisory Agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate our advisory agreement with MVP Realty Advisors, LLC without cause or penalty on 60 days’ written notice. MVP Realty Advisors, LLC may terminate our advisory agreement with good reason on 60 days’ written notice.  Our board approved a renewal of our advisory agreement for a one year term, effective on March 28, 2016.

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

Director Independence.

The Board of Directors has determined that each of Messrs. Aalberts, Nilsen, Nelson, Dawson, and Idler qualify as “independent directors” as that term is defined in the NASAA Guidelines. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the Nasdaq Stock Market, Inc. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014 RBSM, LLP (“RBMS”) our independent public accounting firm billed the Company for their professional services rendered as follows:

	December 31, 2015	December 31, 2014
Audit Fees	$80,000	$--
Audit Related Fees	$6,500	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

RBSM did not perform any non-audit services for us in the years ended December 31, 2015 and 2014.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, such as review of our Form S-11/A and Form 8-K filings, and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services.

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 30, 2016

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 30, 2016
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 30, 2016
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 30, 2016
John E. Dawson

/s/ Nicholas Nilsen	Director	March 30, 2016
Nicholas Nilsen

/s/ Robert J. Aalberts	Director	March 30, 2016
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 30, 2016
Daryl C. Idler, Jr.

/s/ Shawn Nelson	Director	March 30, 2016
Shawn Nelson

EXHIBIT INDEX

1.1(4)	Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.2(6)	Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
1.3(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Source Capital Group, Inc.
1.4(8)	Amendment to Selling Agreement between MVP REIT, Inc. and Ashton Garnett Securities, LLC
3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(8)	Articles of Amendment of MVP REIT, Inc.
4.1(16)	Form of Subscription Agreement
10.1(3)	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC.
10.2(16)	Distribution Reinvestment Plan
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
10.5(9)	Membership Interest Purchase agreement between MVP REIT, Inc. and SETE Holdings, LLC
10.6(1)	Amendment to Advisory Agreement
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

10.10(14)	Amendment No. 1, dated November 21, 2013, to the Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisor, LLC.
10.11(15)	Irrevocable Waiver, dated December 20, 2013, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
10.12 (17)	Membership Purchase Agreement, dated as of March 26, 2014, b
10.13 (18)	Separation Agreement and Release, dated as of August 11, 2014, between MVP Entities and Steven R. Reed.
10.14 (19)	Release of Waiver Agreement, dated as of August 22, 2014, between MVP Realty Advisor, LLC and MVP REIT, Inc.
10.15 (20)	Irrevocable Waiver, dated September 12, 2014, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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