Form 10-Q
period 2016-05-13
MVP REIT, Inc.
filed 2016-05-16
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]    No   [X]

As of May 16, 2016, there were 11,045,026 shares of the Company’s Common Stock outstanding.

MVP REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(Unaudited) ASSETS
Cash	$6,876,000	$10,511,000
Cash – restricted	1,117,000	1,133,000
Accounts receivable	32,000	42,000
Prepaid expenses	352,000	316,000
Deferred rental assets	178,000	159,000
Investments in real estate and fixed assets:
Land and improvements	69,688,000	44,507,000
Building and improvements	49,837,000	43,010,000
Fixed assets	88,000	88,000
	119,613,000	87,605,000
Accumulated depreciation	(1,147,000)	(865,000)
Total investments in real estate and fixed assets, net	118,466,000	86,740,000
Deposits	200,000	16,010,000
Due from related parties	27,000	--
Other assets	263,000	140,000
Total assets	$127,511,000	$115,051,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,062,000	$462,000
Deferred revenue	47,000	25,000
Due to related parties	--	7,000
Security deposits	166,000	211,000
Notes payable, net of unamortized loan issuance cost of $806,000 and $534,000 at March 31, 2016 and December 31, 2015, respectively	39,384,000	28,177,000
Total liabilities	40,659,000	28,882,000
Commitments and contingencies
Equity MVP REIT, Inc. Shareholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 11,068,479 and 11,002,902 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	11,000	11,000
Additional paid-in capital	96,187,000	97,277,000
Accumulated deficit	(14,465,000)	(12,925,000)
Total MVP REIT, Inc. Shareholders’ Equity	81,733,000	84,363,000
Non-controlling interest- related party	5,119,000	1,806,000
Total equity	86,852,000	86,169,000
Total liabilities and equity	$127,511,000	$115,051,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For The Three Months Ended March 31,
	2016	2015
Revenues
Rental revenue	$1,893,000	$688,000
Total revenues	1,893,000	688,000

Operating expenses
General and administrative	387,000	204,000
Acquisition expenses	207,000	103,000
Acquisition expenses – related party	1,326,000	988,000
Operation and maintenance	820,000	88,000
Depreciation and amortization expenses	282,000	74,000
Total operating expenses	3,022,000	1,457,000

Loss from operations	(1,129,000)	(769,000)

Other income (expense)
Interest expense	(452,000)	(252,000)
Interest income	1,000	--
Total other expense	(451,000)	(252,000)

Loss from continuing operations	(1,580,000)	(1,021,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	--	99,000
Total income from discontinued operations	--	99,000

Provision for income taxes	--	--

Net loss	(1,580,000)	(922,000)
Net income (loss) attributable to non-controlling interest – related party	(40,000)	63,000
Net loss attributable to MVP REIT, Inc. common shareholders	$(1,540,000)	$(985,000)

Basic and diluted income (loss) per weighted average common share
Loss from continuing operations attributable to MVP REIT, Inc. common shareholders – basic and diluted	$(0.15)	$(0.22)
Income from discontinued operations	$0.00	$0.01
Net loss attributable to MVP REIT, Inc. common shareholders – basic and diluted	$(0.15)	$(0.21)
Distributions declared per common share	$0.15	$0.11
Weighted average common shares outstanding, basic and diluted	11,039,157	4,766,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2015	1,000	$--	11,002,902	$11,000	$97,277,000	$(12,925,000)	$1,806,000	$86,169,000

Distributions to non-controlling interest							(39,000)	(39,000)

Issuance of common stock – DRIP	--	--	71,136	--	621,000	--	--	621,000

Non-controlling interest	--	--	--	--	--	--	3,392,000	3,392,000

Redeemed shares	--	--	(5,559)	--	(49,000)	--	--	(49,000)

Distributions	--	--	--	--	(1,662,000)	--	--	(1,662,000)

Net loss	--	--	--	--	--	(1,540,000)	(40,000)	(1,580,000)
Balance, March 31, 2016	1,000	$--	11,068,479	$11,000	$96,187,000	$(14,465,000)	$5,119,000	$86,852,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,580,000)	$(922,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	282,000	74,000
Amortization of loan costs	18,000	20,000
Change in operating assets and liabilities:
Restricted cash	16,000	(329,000)
Prepaid expenses	(36,000)	1,000
Deferred rental assets	(19,000)	(144,000)
Accounts receivable	10,000	--
Other assets	(123,000)	(20,000)
Capitalized loan fees	(290,000)	3,000
Security deposits	(45,000)	61,000
Assets held for sale	--	4,000
Due to related parties	(34,000)	70,000
Deferred revenue	22,000	--
Accounts payable and accrued liabilities	600,000	271,000
Net cash used in operating activities	(1,179,000)	(911,000)

Cash flows from investing activities:
Purchase of investment in real estate	(32,008,000)	(12,741,000)
Deposits applied to purchase of investment in real estate	15,810,000	--
Payment of deposits, net of deposits returned	--	(2,275,000)
Building improvements	--	(147,000)
Net cash used in investing activities	(16,198,000)	(15,163,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	--	11,020,000
Proceeds from promissory note	11,690,000	--
Capital contribution from noncontrolling interest – related party	3,392,000	--
Redeemed shares	(49,000)	(22,000)
Payments on notes payable	(211,000)	(189,000)
Payments on notes payable held for sale	--	(26,000)
Distribution to noncontrolling interest	(39,000)	--
Stockholders’ distributions	(1,041,000)	(535,000)
Net cash provided by financing activities	13,742,000	10,248,000
NET CHANGE IN CASH	(3,635,000)	(5,826,000)
Cash and cash equivalents, beginning of period	10,511,000	13,812,000
Cash and cash equivalents, end of period	$6,876,000	$7,986,000

Supplemental disclosures of cash flows information:
Interest paid	$452,000	$212,000
Non-cash investing and financing activities:
Distributions – DRIP	$621,000	$148,000
Capitalized loan fees related to promissory note	$309,000	$16,000
Debt assumed in acquisitions	$--	$12,180,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016
(Unaudited)

Note A — Organization, Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the “Company” or “MVP”) was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering (the “Offering”), which closed in September 2015, the Company issued 10,856,317 shares of its common stock for which it received net proceeds of approximately $97.0 million.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.  The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

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

As previously reported, on March 7, 2016, the Company’s board of directors approved taking all action necessary to list its common shares on the NASDAQ Global Market with view to providing a liquidity opportunity for its stockholders.  While the Company intends to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when its listing application with be approved and its common stock will begin to trade on NASDAQ.  As the Company proceeds with the application process, on May 5, 2016, its board of directors approved the suspension of the Company’s distribution reinvestment plan.  All stockholders will continue to receive their full distributions which will now be paid in cash as opposed to additional shares of common stock for distribution reinvestment plan participants.  The Company’s board of directors will consider a possible re-implementation of the distribution reinvestment plan in the future.

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

From inception through March 31, 2016, the Company has paid approximately $8.7 million in distributions including approximately $2.4 million in DRIP distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Estimated Value Per Share

As previously reported on April 7, 2016, the Company’s board of directors determined an estimated net asset value of approximately $100.8 million or $9.14 per common share as of March 30, 2016. Shares in the initial public offering were sold at $9.00 per share. In determining an estimated value per share of the Company’s common stock, the Company’s board of directors relied upon information provided by MVP Realty Advisors, LLC, the Company’s advisor and the board’s experience with, and knowledge of, the Company’s real property and other assets.

The Company is providing the estimated value per share to assist broker-dealers and stockholders pursuant to certain rules of the Financial Industry Regulatory Authority, Inc., or FINRA. The objective of the board of directors in determining the estimated value per share was to arrive at a value, based on recent available data, that it believed was reasonable based on methods that it deemed appropriate after consultation with the Advisor. Accordingly, the Company’s advisor performed the valuation of the Company’s common stock with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013 as a guide. The estimated value per share is based on (x) the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by (y) the number of outstanding shares of the Company’s common stock, all as of March 30, 2016.  For more information regarding the determination of the estimated value per share, please see the Form 8K filed with the SEC on April 11, 2016.

Starting April 11, 2016, the NAV of $9.14 per common share will be used for purposes of effectuating permitted redemptions of our common stock and issuing shares pursuant to our distribution reinvestment plan if our board decides to re-implement our distribution reinvestment plan in the future.

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

Capitalization

As of March 31, 2016 the Company had 11,068,479 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the “Convertible Stock”).

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

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor’s participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company’s share repurchase program.  As of March 31, 2016, 271,031 common shares have been issued under the DRIP.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  On April 11, 2016, the Company established an estimated value per share of common stock of $9.14.  The Company will repurchase shares at 100% of the estimated value per share.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company’s receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP. As of the date of this filing, 58,869 shares have been redeemed and the Company has received additional requests for repurchase of 47,008 shares in the amount of approximately $147,144 which will be paid in July 2016.  The SRP will be terminated if and when the Company’s common shares are listed on NASDAQ.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but do not include all disclosures required by GAAP.

Consolidation

The Company’s unaudited condensed consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the following subsidiaries as well as the Company’s assets that were sold during 2015. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

MVP PF Ft. Lauderdale 2013, LLC
MVP PF Memphis Court 2013, LLC
MVP PF Memphis Poplar 2013, LLC
MVP PF St. Louis 2013, LLC
MVP PF Kansas City 2013, LLC
Mabley Place Garage; LLC
MVP Denver Sherman; LLC
MVP Fort Worth Taylor, LLC
MVP Milwaukee Old World, LLC
MVP St. Louis Convention Plaza, LLC
MVP Houston Saks Garage, LLC
MVP St. Louis Lucas, LLC
MVP Milwaukee Wells, LLC
MVP Wildwood NJ Lot, LLC
MVP Indianapolis City Park Garage, LLC
MVP KC Cherry Lot, LLC
MVP Indianapolis Washington Street Lot, LLC
MVP Minneapolis Venture, LLC
MVP Indianapolis Meridian, LLC
MVP Milwaukee Clybourn, LLC
MVP Milwaukee Arena, LLC
MVP Clarksburg Lot, LLC
MVP Denver 1935 Sherman, LLC
MVP Bridgeport Fairfield, LLC

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying unaudited condensed consolidated statements of operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Concentration

The Company has approximately eight tenants.  One tenant, Standard Parking + (“SP+”), consists of more than 76% of the Company’s rental revenue.  This tenant represents a concentration for the three months ended March 31, 2016 and 2015.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended March 31, 2016, the Company expensed approximately $1,326,000 of related party and $207,000 non-related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2016, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category up to at least $250,000. As of March 31, 2016 and December 31, 2015, the Company had approximately $5.0 million and approximately $9.1 million in excess of the federally-insured limits, respectively.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Revenue Recognition

The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company’s leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the three months ended March 31, 2016 and 2015, the Company had no advertising costs.

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

Allowance for Loan Losses

The Company will maintain an allowance for loan losses to the extent it makes investments in real estate loans for estimated credit impairment.  The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

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

Organization, Offering and Related Costs

Certain organization, offering and related costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, have been incurred by the Advisor on behalf of the Company. After the Company reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  Prior to the commencement of our operations, such offering costs had been deferred and such deferred offering costs have been amortized to expense as offering costs over the 12 month period commenced January 1, 2013 through December 31, 2013, on a straight-line basis.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three months ended March 31, 2016.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2016, the Company only operates in the investment in real property segment.

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the three months ended March 31, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year’s presentation.

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

Note C — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company as of the filing date of this report.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company’s due diligence of a property located in Milwaukee it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the company has retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of March 31, 2016, management does not anticipate a material adverse effect related to this environmental matter.  Please see Note I Acquisitions for further information regarding the acquisition of the Milwaukee property.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D – Investments in Real Estate

As of March 31, 2016 the Company has the following Investments in Real Estate:

Property	Location	Date Acquired	Property Type	Investment Amount	Size / Acreage	# Spaces	Retail /Office Square Ft.	Ownership %
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	7/31/2013	Parking Lot / Office Bldg.	$3,409,000	.75 acre	66	4,061	100%
Memphis Court	216 Court St, Memphis, TN	8/28/2013	Parking Lot	$194,000	.41 acre	37	N/A	100%
Memphis Poplar	212 Poplar Ave, Memphis, TN	8/28/2013	Parking Lot	$2,693,000	.86 acre	125	N/A	100%
Kansas City	1130 Holmes St, Kansas City, MO	8/28/2013	Parking Lot	$1,550,000	1.18 acres	164	N/A	100%
St. Louis	1300 Spruce St, St. Louis, MO	9/4/2013	Parking Lot	$4,137,000	1.22 acres	179	N/A	100%
Mabley Place	400 Race Street, Cincinnati, OH	12/9/2014	Parking Facility	$14,700,000	.91 acre	775	8,400	70%
Denver Sherman	1963 Sherman Street, Denver, CO	1/26/2015	Parking Lot	$585,000	.14 acre	28	N/A	100%
Ft. Worth	814 Taylor Street, Fort Worth, Texas	3/16/2015	Parking Facility	$23,336,000	1.18 acres	1,013	11,828	100%
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	3/31/2015	Parking Lot	$1,000,000	.27 acre	54	N/A	100%
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	5/31/2015	Parking Lot	$2,575,000	1.26 acres	221	N/A	100%
Houston Saks Garage	611 Fannin Street, Houston, Tx	5/28/2015	Parking Facility	$8,380,000	.36 acre	265	5,000	100%
St. Louis Lucas	Lucas Ave, St. Louis, MO	6/29/2015	Parking Lot	$3,463,000	1.07 acres	217	N/A	100%
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	6/30/2015	Parking Lot	$3,900,000	.95 acre	100	N/A	100%
Wildwood NJ Lot I	400 East Magnolia Ave, Wildwood, NJ	7/10/2015	Parking Lot	$970,000	.29 acre	29	N/A	100%
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	10/5/15	Parking Facility	$10,500,000	.44 acre	370	N/A	100%
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	10/9/15	Parking Lot	$515,000	.60 acre	84	N/A	100%
Indy WA Street	301 E. Washington Street, Indianapolis, IN	10/29/15	Parking Lot	$4,995,000	1.07 acres	150	N/A	100%
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	12/16/15	Parking Lot	$615,000	.31 acre	450	N/A	100%
Minneapolis Venture	10h avenue and Hennepin, Minneapolis, MN	1/06/16	Parking Lot	$15,495,000	4.46 acres	270	N/A	87%
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	1/15/16	Parking Lot	$1,550,000	.24 acre	39	N/A	100%
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	1/20/16	Parking Lot	$205,000	.055 acre	15	N/A	100%
Milwaukee Arena	1124 North Old World Third Street, Milwaukee, WI	2/01/16	Parking Lot	$3,900,000	1.10 acres	75	N/A	100%
Clarksburg Lot	327 Washington Avenue, Clarksburg, WV	2/09/16	Parking Lot	$620,000	.81 acres	94	N/A	100%
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	2/12/16	Parking Lot	$2,438,000	.43 acres	72	N/A	76%
Bridgeport Fairfield	314 Fairfield Avenue, Bridgeport, Connecticut	03/30/16	Parking Facility	$7,800,000	1.01 acres	878	N/A	90%
Fixed Assets				$88,000
			Total	$119,613,000

Property	Location	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	RAC-CC	150 Feet	SP+	02/01/14	5 yr. w/2 5 yr. ext.
Memphis Court	216 Court St, Memphis, TN	CBD	Unlimited	SP+	03/14/12	2 Years remaining
Memphis Poplar	212 Poplar Ave, Memphis, TN	CBD	Unlimited	Best Park	03/01/14	5 yr. w/2 5 yr. ext.
Kansas City	1130 Holmes St, Kansas City, MO	B4-5	Unlimited	SP+	03/14/12	15 Years
St. Louis	1300 Spruce St, St. Louis, MO	I (CBD)	200 Feet	SP+	12/01/13	5 yr. w/2 5 yr. ext.
Mabley Place	400 Race Street, Cincinnati, OH	DD-A	510 Feet	SP+	12/09/14	10 Years
Denver Sherman	1963 Sherman Street, Denver, CO	CMX-16	200 Feet	Denver SD	07/01/14	10 Years w/1 5 yr. ext.
Ft. Worth	814 Taylor Street, Fort Worth, Texas	CBD-H	Unlimited	SP+	03/16/15	10 Years
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	C9-E	40 Feet	SP+	03/31/15	5 yr. w/1 5 yr. ext.
St. Louis Convention	1010 Convention Plaza, St. Louis, MO	I (CBD)	200 Feet	SP+	05/13/15	5 yr. w/1 5 yr. ext.
Houston Saks Garage	611 Fannin Street, Houston, Tx	N/A	Unlimited	iPark	05/28/15	10 yr. w/1 5 yr. ext.
St. Louis Lucas	Lucas Ave, St. Louis, MO	I (CBD)	200 Feet	SP+	06/29/15	5 yr. w/1 5 yr. ext.
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	C9-E	40 Feet	SP+	06/30/15	10 Years
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	T/E	35 feet	SP+	1/1/16	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	CDB-1 RC	5 Stories	ABM	10/5/15	5 yr. w/1 5 yr. ext.
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	UR	Per Plan	SP+	10/9/15	5 yr. w/1 5 yr. ext.
Indy WA Street	301 E. Washington Street, Indianapolis, IN	CBD-2	Unlimited	Denison	10/30/15	10 Years
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	T/E	35 feet	SP+	1/01/16	5 yr. w/1 5 yr. ext.
Minneapolis Venture	10h avenue and Hennepin, Minneapolis, MN	B4C-1	Unlimited	SP+	1/15/2016	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	CBD-2/RC	Unlimited	Denison Parking	1/20/2016	10 Years
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	C9F(A)	30 Feet	Secure Parking USA	2/1/2016	5 Years
Milwaukee Arena	1124 North Old World Third Street, Milwaukee, WI	RED	Unlimited	SP+	2/9/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	327 Washington Avenue, Clarksburg, WV	BPO	60 Feet	ABM	2/12/2016	5 Years
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	CMX-16	200 Feet	SP+	3/30/2016	10 Years
Bridgeport Fairfield	314 Fairfield Avenue, Bridgeport, Connecticut	DVD-CORE	65 Feet	SP+	1/15/2016	10 Years

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

Accounting services

Through February 29, 2016, the Company had an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company from which our CFO and other members of our accounting staff were employed.  As of March 1, 2016, Ms. Gress and certain members of our accounting staff are no longer employed by Strategix Solutions and are now employed by our advisor.  Ms. Gress and the accounting staff also provide accounting and financial reporting services to MVP REIT II, Inc. (“MVP REIT II”), VRM I, VRM II, and Fund III.  During the three months ended March 31, 2016 and 2015, Strategix Solutions earned fees of approximately $2,000 and $5,000 respectively.

Acquisition Expense

During the three months ended March 31, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Company’s Chief Investment Officer and Chief Technology Officer, earned fees of approximately $0.2 million, for 1% commission on purchases.

Ownership of Company Stock

As of March 31, 2016, the Sponsor owned 22,222 shares of the Company’s outstanding common stock, VRM I owned 72,347 shares of the Company’s outstanding common stock, VF III owned 6,579 shares of the Company’s outstanding common stock, JNL Parking owned 59,701 shares of the Company’s outstanding common stock, Dan Huberty owned 9,239 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See “Capitalization” under Note A “Organization, Business Operations and Capitalization” for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of March 31, 2016, VRM I and VRM II had notes receivable from the Advisor of approximately $4.6 million and $12.8 million, respectively, which amount has been fully impaired. The Advisor’s ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company’s ability to successfully deploy the offering proceeds.

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

Fees and Expenses Paid in Connection with the Offering

The Company completed its initial public offering in September 2015.  The Company appointed MVP American Securities (“MVP AS”), formerly known as Ashton Garnett Securities, LLC, an entity indirectly owned by our CEO and third-party selling agents to act as the selling agents for the offering.  Broker Dealers received 3.00% of the gross offering proceeds sold in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  Additionally, the Sponsor or its affiliates (other than MVP REIT, Inc.) paid up to an additional 5.25% of the gross offering proceeds for third party broker dealer commissions and due diligence expenses.  Since the offering has terminated, the Company does not anticipate incurring any additional fees or expenses in connection with the offering.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company’s shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company’s assets or another liquidity event transaction approved by the Company’s board.  As of March 31, 2016, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended March 31, 2016, MVP REIT paid approximately $1.3 million, in acquisition fees to the Advisor.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  While the Company intends to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when its listing application will be approved and its common stock will begin to trade on NASDAQ.  Asset management fees for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $69,000, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, the Company pays this fee only on the Company’s pro rata share.  Debt financing fees for the three months ended March 31, 2016 and 2015 were approximately $23,000, and $12,000, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company’s economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the three months ended March 31, 2016 and 2015.

Fees and Expense Reimbursements Payable by Borrowers and Other Third Parties

The Company or its affiliates may be entitled to late fees, loan servicing fees, loan extension and loan modification fees and other fees and expense reimbursement payable by borrowers and other third parties.

Note F —Dependency

The Company has no employees and is dependent on the Advisor for services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations.

In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled to under the Advisory Agreement as further described under “Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company” to the unaudited condensed consolidated financial statements included in this Quarterly Report. If the Company is required to find an alternative advisor, the Company may not be able to find an alternative advisor who would be willing to continue to waive such fees and expenses.  As a result, the Company may have to incur additional costs and expenses if it is required to replace the Advisor or other agents that are providing services to the Company.

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

Note H – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The Company adopted ASU 2015-03 as of January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption, the effect of which is not material.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-09 on our consolidated financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We do not currently have significant investments that are accounted for by a method other than the equity method and do not expect ASU 2016-07 to have a significant impact on our consolidated financial condition and results of operations.

Note I - Acquisitions

Minneapolis Venture

On January 6, 2016, the Company along with MVP REIT II closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The Company’s share of the purchase price is approximately $13.5 million plus closing costs and the Company will own a 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus, a Delaware parking operator, under a net lease agreement where MVP will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs.

Indianapolis Meridian

On January 15, 2016, the Company closed on the purchase of a parking lot for approximately $1.6 million in cash plus closing costs.  The property is located at 239 S. Meridian Street, Indianapolis, Indiana.  The parking lot consists of approximately 10,290 square feet and has approximately 39 parking spaces. The parking lot is leased to Denison Parking, Inc., an Indianapolis parking operator. Denison Parking, Inc. pays annual rent of $95,000 and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes. In addition, the lease provides revenue participation with MVP receiving 60% of gross receipts over $155,000. The term of the lease is 10 years.

Milwaukee Clybourn

On January 20, 2016, the Company closed on the purchase of a parking lot for approximately $0.2 million in cash plus closing costs.  The property is located at 412 E. Clybourn Street, Milwaukee, Wisconsin.  The parking lot consists of 15 parking spaces and is leased to Secure Parking USA, LLC.  The parking lot is leased to Secure Parking USA, Inc., an Indianapolis parking operator. Secure Parking USA, Inc. pays annual rent of $20,000 and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes. In addition, the lease provides revenue participation with MVP receiving 75% of gross receipts over $45,000. The term of the lease is 5 years.

Milwaukee Arena

On February 1, 2016, the Company closed on the purchase of a parking lot for approximately $3.9 million in cash plus closing costs. The property is located at 1124 N. Old World Third Street, Milwaukee, Wisconsin.  The Wisconsin parking lot consists of approximately 38,600 square feet and has 75 parking spaces.  The Wisconsin parking lot is leased by SP Plus Corporation.  The parking lot is leased by SP Plus Corporation (“SP Plus”), a national parking operator.  SP Plus pays a first year annual lease payment of $200,000 with annual increases and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease is 5 years.

Clarksburg Lot

On February 9, 2016, the Company closed on the purchase of a parking lot for approximately $0.6 million in cash plus closing costs. The parking lot is located at 327 Washington Avenue, Clarksburg, West Virginia 26301.  The parking lot is located at 327 Washington Avenue, Clarksburg, West Virginia 26301.  The parking lot consists of approximately 35,000 square feet and has approximately 94 parking spaces.  The parking lot is leased by ABM Parking Services Inc. ("ABM"), a national parking operator, under a net lease agreement where MVP is responsible for property taxes and ABM pays for all insurance and maintenance costs. ABM pays annual rent of $55,400.  In addition, the lease provides revenue participation with MVP receiving 50% of gross receipts over $112,000. The term of the lease is for 5 years.

Denver 1935 Sherman

On February 12, 2016, the Company along with MVP REIT II, closed on the purchase of a parking lot for approximately $2.4 million in cash plus closing costs, 75.51% by MVP and 24.49% by MVP REIT II of which MVP’s share was approximately $1.8 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado.  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

Bridgeport Fairfield

On March 30, 2016, the Company along with MVP REIT II, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company (“MVP Bridgeport”), an entity owned 90% by the Company and 10% by MVP REIT II, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut, for a purchase price of $7.8 million in cash plus closing costs of which MPV’s share was approximately $7.0 million.  The parking garage is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

The following table is a summary of the acquisitions for the three months ended March 31, 2016:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired

Minneapolis Venture	$15,495,000	--	$15,495,000	$--	$15,495,000
Indianapolis Meridian	1,550,000	--	1,550,000	--	1,550,000
Milwaukee Clybourn	205,000	--	205,000	--	205,000
Milwaukee Arena	3,900,000	--	3,900,000	--	3,900,000
Clarksburg Lot	620,000	--	620,000	--	620,000
Denver 1935 Sherman	2,438,000	--	2,438,000	--	2,438,000
Bridgeport Fairfield	972,000	6,828,000	7,800,000	--	7,800,000
	$25,180,000	$6,828,000	$32,008,000	$--	$32,008,000

Pro forma results of the Company

The following table of pro forma unaudited condensed consolidated results of operations of the Company for the three months ended March 31, 2016 and 2015, and assumes that the acquisitions were completed as of January 1, 2015.

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues from continuing operations	$2,035,000	$1,111,000
Revenues from continuing operations	$2,035,000	$1,111,000
Net loss available to common stockholders	$(999,000)	(398,000)
Net loss available to common stockholders per share – basic	$(0.09)	$(0.08)
Net loss available to common stockholders per share – diluted	$(0.09)	$(0.08)

Revenue and expenses of acquisitions since acquisition dates included in the unaudited condensed consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through March 31, 2016:

Revenue	$271,000
Expenses	(558,000)
Net loss	$(287,000)

Note J — Notes Payable

During January 2014, the entities holding the four parking facilities (MVP PF Ft. Lauderdale 2013, LLC, MVP PF Memphis Court 2013, LLC, MVP PF Memphis Poplar 2013, LLC and MVP PF St. Louis 2013, LLC) issued a promissory note to Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, is secured by four parking facilities, matures in February 2019 and is payable in monthly principal and interest payments of approximately $25,000.

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

During January 2016, Indy City Park and Indy WA Street issued a promissory note to KeyBank for $8,580,000.  The note is secured by real property located in Indianapolis, Indiana.  The loan has a term of 10 years and has an annual interest rate of 4.59% and is payable in monthly installment payments of principal and interest totaling approximately $46,000, maturing in January 2026.

During January 2016, St. Louis Convention, St. Louis Lucas and KC Cherry issued a promissory note to KeyBank for $3,490,000 loan secured by real property located in St. Louis and Kansas City, Missouri.  The loan has a term of 10 years and has an annual interest rate of 4.59% and is payable in monthly installment payments of principal and interest totaling approximately $20,000, maturing in January 2026.

Total interest expense incurred for the three months ended March 31, 2016 and 2015 is $0.5 million and $0.2 million, respectively.  Total loan amortization cost for the three months ended March 31, 2016 and 2015 is $18,000 and $20,000, respectively.

As of March 31, 2016, future principal payments on the notes payable are as follows:

2016	$717,000
2017	908,000
2018	952,000
2019	4,711,000
2020	930,000
Thereafter	31,972,000
Total	$40,190,000

As of March 31, 2016, the principal balances on notes payable are as follows:

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
D&O Policy		$93,000	2.99%
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	$1,481,000	4.94%	2/1/2019
Memphis Court	216 Court St, Memphis, TN	$139,000	4.94%	2/1/2019
Memphis Poplar	212 Poplar Ave, Memphis, TN	$1,247,000	4.94%	2/1/2019
Kansas City	1130 Holmes St, Kansas City, MO	N/A	N/A	N/A
St. Louis	1300 Spruce St, St. Louis, MO	$1,242,000	4.94%	2/1/2019
Mabley Place	400 Race Street, Cincinnati, OH	$8,804,000	4.25%	12/26/2024
Denver Sherman	1963 Sherman Street, Denver, CO	N/A	N/A	N/A
Ft. Worth	814 Taylor Street, Fort Worth, Texas	$11,921,000	5.59%	8/1/2021
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	N/A	N/A	N/A
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	N/A	N/A	N/A
Houston Saks Garage	611 Fannin Street, Houston, TX	$3,596,000	4.25%	N/A
St. Louis Lucas	Lucas Ave, St. Louis, MO	$3,483,000	4.59%	2/1/2026
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	N/A	N/A	N/A
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	N/A	N/A	N/A
Indy Garage	120 E. Washington Street, Indianapolis, IN	$8,184,000	4.59%	2/1/2026
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	N/A	N/A	N/A
Indy Lot	301 E. Washington Street, Indianapolis, IN	N/A	N/A	N/A
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	N/A	N/A	N/A
Minneapolis Venture	10h avenue and Hennepin, Minneapolis, MN	N/A	N/A	N/A
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	N/A	N/A	N/A
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	N/A	N/A	N/A
Milwaukee Arena	1124 N. Old World Third Street, Milwaukee, WI	N/A	N/A	N/A
Clarksburg Lot	327 Washington Ave., Clarksburg WV	N/A	N/A	N/A
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	N/A	N/A	N/A
Bridgeport Fairfield	314 Fairfield Ave., Bridgeport, CT	N/A	N/A	N/A
	Less loan issuance costs	$(806,000)
	Total	$39,384,000

Note K — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On May 11, 2016, MVP REIT, Inc., (the “Company”) through a wholly owned entity it, along with MVP REIT II, Inc. (“MVP REIT II”), closed the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company’s share of the purchase was approximately $2.8 million in cash plus closing costs and the Company will own a 49% interest in the entity.

The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the “parking lot”). The parking lot consists of approximately 87,052 square feet with approximately 260 parking spaces.

The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

On April 27, 2016, Minneapolis City Parking, LLC issued a promissory note to American National Insurance Company for $5.3 million loan secured by real property located in Minneapolis, Minnesota.  The loan has a term of 10 years and has an interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $29,000, maturing in April 2026.

Prior Periods Tax Returns

Subsequent to the date of these condensed consolidated financial statements, the Company recently learned that incorrect information was included on its federal income tax returns for the years 2013 and 2014 with respect to its acquisition of ownership interests in six office buildings.  In 2013, the ownership interests in six office buildings located in Las Vegas, Nevada (the “Interests”) were contributed to the Company by SERE Holdings, LLC (“Sere”) in exchange for newly issued shares of the Company’s common stock.  In its tax returns, which were prepared by an outside tax accounting firm, the Company initially reported the contributions as nontaxable to Sere pursuant to Section 351(a) of the Internal Revenue Code (the “Code”).  After a review by outside legal counsel and newly engaged, independent tax accountants, the Company has concluded that the contributions were ineligible for tax-free treatment under Section 351(a) of the Code.  The Company has filed amended tax returns correcting the treatment of the contributions.

Amendment of the tax returns will not result in any changes to the Company’s previously issued financial statements and related footnotes.

In 2014, the Company exchanged the Interests for various parking properties.  The Interests were valued at the Company’s cost for purposes of the exchange and the Company did not record any income or loss on the exchange.  If the original contributions of the Interests had been nontaxable pursuant to Section 351(a), then the Company would have inherited the tax basis of Sere and disposition of the Interests in 2014 would have resulted in taxable income to the Company based on the difference between such tax basis and the value received by the Company upon disposition.  After reviewing the matter with outside legal counsel and independent tax accountants, the Company has concluded that the original contributions were ineligible for tax-free treatment under Section 351(a), the Company’s tax basis was the value it paid for the Interests and the Company did not incur any taxable income upon disposition of the Interests.  No assurances can be given that the Internal Revenue Service will agree with the Company’s conclusions.

The Company terminated its engagement of the outside tax accounting firm which assisted in preparation of the tax returns with the incorrect information.  The Company’s audit committee is reviewing this matter to determine, among other things, what if any internal control weaknesses may have contributed to the erroneous income tax filings.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2016.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. As used herein, the terms “we,” “our” and “us” refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our “operating limited liability company,” and to their subsidiaries.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

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

As of March 31, 2016, the Company had acquired 25 properties with the purchase price totaling approximately $116 million, including closing costs, which includes 4 properties with minority interests, held by third parties. The Company has a 100% ownership interest in each of the other acquired properties.  These acquisitions were funded by the initial public offering, third party financing and the assumption of existing liabilities.

On January 6, 2016, the Company along with MVP REIT II closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The Company’s share of the purchase price is approximately $13.5 million plus closing costs and the Company will own. a 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus, a Delaware parking operator, under a net lease agreement where MVP will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs.

On January 15, 2016, the Company closed on the purchase of a parking lot for approximately $1.6 million in cash plus closing costs.  The property is located at 239 S. Meridian Street, Indianapolis, Indiana.  The parking lot consists of approximately 10,290 square feet and has approximately 39 parking spaces. The parking lot is leased to Denison Parking, Inc., an Indianapolis parking operator. Denison Parking, Inc. pays annual rent of $95,000 and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes. In addition, the lease provides revenue participation with MVP receiving 60% of gross receipts over $155,000. The term of the lease is 10 years.

On January 20, 2016, the Company closed on the purchase of a parking lot for approximately $0.2 million in cash plus closing costs.  The property is located at 412 E. Clybourn Street, Milwaukee, Wisconsin.  The parking lot consists of 15 parking spaces and is leased to Secure Parking USA, LLC.  The parking lot is leased to Secure Parking USA, Inc., an Indianapolis parking operator. Secure Parking USA, Inc. pays annual rent of $20,000 and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes. In addition, the lease provides revenue participation with MVP receiving 75% of gross receipts over $45,000. The term of the lease is 5 years.

On February 1, 2016, the Company closed on the purchase of a parking lot for approximately $3.9 million in cash plus closing costs. The property is located at 1124 N. Old World Third Street, Milwaukee, Wisconsin.  The Wisconsin parking lot consists of approximately 38,600 square feet and has 75 parking spaces.  The Wisconsin parking lot is leased by SP Plus Corporation.  The parking lot is leased by SP Plus Corporation (“SP Plus”), a national parking operator.  SP Plus pays a first year annual lease payment of $200,000 with annual increases and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease is 5 years.

On February 9, 2016, the Company closed on the purchase of a parking lot for approximately $0.6 million in cash plus closing costs. The parking lot is located at 327 Washington Avenue, Clarksburg, West Virginia 26301.  The parking lot is located at 327 Washington Avenue, Clarksburg, West Virginia 26301.  The parking lot consists of approximately 35,000 square feet and has approximately 94 parking spaces.  The parking lot is leased by ABM Parking Services Inc. ("ABM"), a national parking operator, under a net lease agreement where MVP is responsible for property taxes and ABM pays for all insurance and maintenance costs. ABM pays annual rent of $55,400.  In addition, the lease provides revenue participation with MVP receiving 50% of gross receipts over $112,000. The term of the lease is for 5 years.

On February 12, 2016, the Company along with MVP REIT II, closed on the purchase of a parking lot for approximately $2.4 million in cash plus closing costs, 75.51% by MVP and 24.49% by MVP REIT II of which MVP’s share was approximately $1.8 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado.  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

On March 30, 2016, the Company along with MVP REIT II, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company (“MVP Bridgeport”), an entity owned 90% by the Company and 10% by MVP REIT II, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut, for a purchase price of $7.8 million in cash plus closing costs of which MPV’s share was approximately $7.0 million.  The parking garage is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

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

On May 11, 2016, MVP REIT, Inc., (the “Company”) through a wholly owned entity it, along with MVP REIT II, Inc. (“MVP REIT II”), closed the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company’s share of the purchase was approximately $2.8 million in cash plus closing costs and the Company will own a 49% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the “parking lot”).

The parking lot consists of approximately 87,052 square feet with approximately 260 parking spaces.  The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

On April 27, 2016, Minneapolis City Parking, LLC issued a promissory note to American National Insurance Company for $5.3 million loan secured by real property located in Minneapolis, Minnesota.  The loan has a term of 10 years and has an interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $29,000, maturing in April 2026.

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

As previously reported, on March 7, 2016, the Company’s board of directors approved taking all action necessary to list its common shares on the NASDAQ Global Market with view to providing a liquidity opportunity for its stockholders.  While we intends to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when its listing application with be approved and its common stock will begin to trade on NASDAQ.  As the we proceed with the application process, on May 5, 2016, its board of directors approved the suspension of the Company’s distribution reinvestment plan.  All stockholders will continue to receive their full distributions which will now be paid in cash as opposed to additional shares of common stock for distribution reinvestment plan participants.  The Company’s board of directors will consider a possible re-implementation of the distribution reinvestment plan in the future.

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

VRM I, an OTC Markets-listed company, and VRM II, a Nasdaq-listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Financial Statements of this unaudited Quarterly Report on Form 10-Q for more information.  As of December 31, 2015, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company’s operating expenses could increase significantly, which could adversely affect the Company’s results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against MVP REIT II, VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company’s focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. For additional discussion regarding potential conflicts of interests, please see “Risk Factors—Risks Related to Conflicts of Interest” and “Item 13 – Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

As of March 31, 2016, we had acquired 25 properties of which our share of the purchase price totaled $116 million, including closing costs. These acquisitions were funded by the proceeds from our initial public offering, third party financing and the assumption of existing liabilities. We purchased the majority of the properties since January 1, 2015, and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as we seek to deploy our offering proceeds. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below may not be indicative of future results of operations.

Comparison of operating results for the three months ended March 31, 2016, to the three months ended March 31, 2015:

Rental revenues (by property)	2016	2015
Ft. Lauderdale	$42,000	$42,000
Memphis Court	4,000	4,000
Memphis Poplar	68,000	68,000
Kansas City	29,000	29,000
St. Louis	62,000	56,000
Mabley Place	363,000	420,000
Denver Sherman	9,000	6,000
Fort Worth	378,000	63,000
Milwaukee Old World	40,000	--
St. Louis Convention	46,000	--
Houston Saks Garage	155,000	--
St. Louis Lucas	55,000	--
Milwaukee Wells	70,000	--
Wildwood NJ	--	--
Indy Garage	188,000	--
KC Cherry Lot	16,000	--
Indy WA Street	98,000	--
Minneapolis Venture	189,000	--
Indianapolis Meridian	20,000	--
Milwaukee Clybourn	4,000	--
Milwaukee Arena	33,000	--
MVP Clarksburg Lot	8,000	--
Denver 1935 Sherman	16,000	--
Bridgeport Fairfield	--	--
Total revenues	$1,893,000	$688,000

Total rental revenue earned is from our 25 consolidated properties.  Assets purchased in 2012 and 2013 were sold as of December 31, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2016	2015
General and administrative	$387,000	$204,000
Acquisition expenses	207,000	103,000
Acquisition expenses – related party	1,326,000	988,000
Operation and maintenance	820,000	88,000
Depreciation	282,000	74,000
Total operating expenses	$3,022,000	$1,457,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Operation and maintenance expense increased due to the addition of properties and their related property tax.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.

Other income and expense	2016	2015
Interest expense	$(452,000)	$(252,000)
Interest income	1,000	--
Total other expense	$(451,000)	$(252,000)

Interest expense increased due to the assumption of debt through acquisitions and the financing of our Directors and Officers Liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.  Total interest expense incurred for the three months ended March 31, 2016 and 2015 is $0.5 million and $0.2 million, respectively.  Total loan amortization cost for the three months ended March 31, 2016 and 2015 is $18,000 and $20,000, respectively.

See Note J – Notes Payable of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes	2016	2015
Income from assets held for sale, net of income taxes	$--	$99,000
Total income from discontinued operations	$--	$99,000

During January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.  The Company did not hold any assets held for sale as of March 31, 2016.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2016.

Net Loss attributable to MVP REIT, Inc. common shareholders	$(1,540,000)
Subtract:
Deferred rental assets	(19,000)
Add:
Depreciation and amortization of real estate assets	282,000
FFO	(1,277,000)
Add:
Acquisition fees and expenses to non-affiliates	207,000
Acquisition fees and expenses to affiliates	1,326,000
MFFO	$256,000

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

Net cash used in operating activities for the three months ended March 31, 2016 was $1.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $32.0 million.  Deposits of approximately $15.8 million were used through the acquisition of those properties, $0.2 million in prior deposits were returned and $0.2 million is on deposit for future acquisitions.  Net cash provided by financing activities consisted of proceeds from a promissory notes of approximately $11.7 million, payments on redeemed shares of approximately $49,000, payments on notes payable of approximately $0.2 million, capital contributions from noncontrolling interests of approximately $3.4 million and distributions to stockholders of approximately $1.0 million.

As of March 31, 2016, the Company has six promissory notes in the aggregate amount of approximately $40.1 million secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments included payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see “ Fees and Expenses Paid in Connection With the Operations of the Company”, included in Note E — Related Party Transactions and Arrangements in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Acquisition Fees – related party	$1,326,000	$988,000
Asset Management Fees	213,000	69,000
Debt Financing Fees	23,000	12,000
Total	$1,562,000	$1,069,000

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

From inception through March 31, 2016, the Company has paid approximately $8.7 million in distributions including approximately $2.4 million in DRIP distributions to the Company’s stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	--	--	--	--
3rd Quarter, 2016	--	--	--	--
4th Quarter, 2016	--	--	--	--
Total 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the three months ended March 31, 2016 and 2015 was approximately zero.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of March 31, 2016.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

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

Contractual Obligations

The following is a summary of our gross contractual obligations as of March 31, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$40,190,000	$717,000	$1,860,000	$5,641,000	$31,972,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$40,190,000	$717,000	$1,860,000	$5,641,000	$31,972,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $806,000 as of March 31, 2016.

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

As of March 31, 2016, the Company’s debt consisted of approximately $40.1 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of March 31, 2016:

	For the Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$717,000	$908,000	$952,000	$4,711,000	$930,000	$31,972,000	$40,190,000	$36,747,000
Average interest rate	4.62%	4.85%	4.85%	4.92%	4.85%	4.80%	--	--

Market risk disclosure does not reflect the unamortized loan issuance cost of $806,000 as of March 31, 2016.

ITEM 4.                      CONTROLS AND PROCEDURES

Prior Periods Tax Returns

Subsequent to the date of these condensed consolidated financial statements, the Company recently learned that incorrect information was included on its federal income tax returns for the years 2013 and 2014 with respect to its acquisition of ownership interests in six office buildings.  In 2013, the ownership interests in six office buildings located in Las Vegas, Nevada (the “Interests”) were contributed to the Company by SERE Holdings, LLC (“Sere”) in exchange for newly issued shares of the Company’s common stock.  In its tax returns, which were prepared by an outside tax accounting firm, the Company initially reported the contributions as nontaxable to Sere pursuant to Section 351(a) of the Internal Revenue Code (the “Code”).  After a review by outside legal counsel and newly engaged, independent tax accountants, the Company has concluded that the contributions were ineligible for tax-free treatment under Section 351(a) of the Code.  The Company has filed amended tax returns correcting the treatment of the contributions.

Amendment of the tax returns will not result in any changes to the Company’s previously issued financial statements and related notes.

In 2014, the Company exchanged the Interests for various parking properties.  The Interests were valued at the Company’s cost for purposes of the exchange and the Company did not record any income or loss on the exchange.  If the original contributions of the Interests had been nontaxable pursuant to Section 351(a), then the Company would have inherited the tax basis of Sere and disposition of the Interests in 2014 would have resulted in taxable income to the Company based on the difference between such tax basis and the value received by the Company upon disposition.  After reviewing the matter with outside legal counsel and independent tax accountants, the Company has concluded that the original contributions were ineligible for tax-free treatment under Section 351(a), the Company’s tax basis was the value it paid for the Interests and the Company did not incur any taxable income upon disposition of the Interests.  No assurances can be given that the Internal Revenue Service will agree with the Company’s conclusions.

The Company terminated its engagement of the outside tax accounting firm which assisted in preparation of the tax returns with the incorrect information.  The Company’s audit committee is reviewing this matter to determine, among other things, what if any internal control weaknesses may have contributed to the erroneous income tax filings.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that, subject to the disclosures set forth under “Tax Returns” in this Item 4, these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

Other than as disclosed under “Prior Periods Tax Returns” in this Item 4, there have been no changes in internal control over financial reporting during the first quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II                   OTHER INFORMATION

None.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended March 31, 2016.

Use of Offering Proceeds

On September 25, 2012, the Company’s Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company’s common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 55,555,555 shares of the Company’s common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company’s our common stock pursuant to the distribution reinvestment plan at $8.73 per share.  The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients.  The Company’s initial public offering terminated in September 2015.

As of March 31, 2016, the Company had 11,068,479 shares of common stock issued and outstanding for a total of approximately $96,187,000, less offering costs.

The following is a table of summary of offering proceeds from inception through March 31, 2016:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	8,631,754	$75,348,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	271,025	--
Redeemed shares	--	(58,869)	(520,000)
Distributions –Cash	--	--	(6,292,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	11,068,479	$96,198,000

Share Repurchase Program

As of the date of this filing, 58,869 shares have been redeemed and the Company has received additional requests for repurchase of 47,008 shares in the amount of approximately $147,144 which will be paid in July 2016.

ITEM 5.                      OTHER INFORMATION

During the first quarter of 2016, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
101(1)
The following materials from the Company’s Quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of March 31, 2016 and December 31, 2016 (unaudited), (ii) Statements of Operations for the period for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Statement of Equity (Deficit) for the three months ended March 31, 2016 (unaudited), (iv) Statement of Cash Flows for the three months ended March 31, 2016, and 2015 (unaudited) (v) Notes to Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	May 16, 2016

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 16, 2016