Form 10-Q
period 2016-08-04
MVP REIT, Inc.
filed 2016-08-09
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant's Telephone Number: 858.369.7959

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

Yes  [ X ]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]    No   [X]

As of August 9, 2016, there were 10,969,247 shares of the Company's Common Stock outstanding.

MVP REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$4,995,000	$10,511,000
Cash – restricted	504,000	1,133,000
Accounts receivable	16,000	42,000
Prepaid expenses	399,000	316,000
Deferred rental assets	75,000	159,000
Investments in real estate and fixed assets:
Land and improvements	63,655,000	44,507,000
Building and improvements	49,826,000	43,010,000
Fixed assets	88,000	88,000
	113,569,000	87,605,000
Accumulated depreciation	(1,473,000)	(865,000)
Total investments in real estate and fixed assets, net	112,096,000	86,740,000
Deposits	227,000	16,010,000
Due from related parties	182,000	--
Other assets	120,000	140,000
Investment in equity method investee	4,280,000	--
Assets held for sale	6,107,000	--
Total assets	$129,001,000	$115,051,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$729,000	$462,000
Deferred revenue	42,000	25,000
Due to related parties	--	7,000
Liabilities related to assets held for sale	1,000	--
Security deposits	167,000	211,000
Notes payable, net of unamortized loan issuance cost of $888,000 and $534,000 at June 30, 2016 and December 31, 2015, respectively	44,252,000	28,177,000
Total liabilities	45,191,000	28,882,000
Commitments and contingencies
Equity MVP REIT, Inc. Shareholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 11,045,019 and 11,002,902 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	11,000	11,000
Additional paid-in capital	94,313,000	97,277,000
Accumulated deficit	(15,037,000)	(12,925,000)
Total MVP REIT, Inc. Shareholders' Equity	79,287,000	84,363,000
Non-controlling interest	4,523,000	1,806,000
Total equity	83,810,000	86,169,000
Total liabilities and equity	$129,001,000	$115,051,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$2,056,000	$1,060,000	$3,949,000	$1,748,000
Total revenues	2,056,000	1,060,000	3,949,000	1,748,000

Operating expenses
General and administrative	631,000	249,000	1,018,000	453,000
Acquisition expenses	221,000	225,000	428,000	328,000
Acquisition expenses – related party	--	793,000	1,326,000	1,781,000
Operation and maintenance	702,000	247,000	1,522,000	335,000
Depreciation	326,000	202,000	608,000	296,000
Total operating expenses	1,880,000	1,716,000	4,902,000	3,193,000

Income (loss) from operations	176,000	(656,000)	(953,000)	(1,445,000)

Other income (expense)
Interest expense	(609,000)	(338,000)	(1,061,000)	(570,000)
Income from investment in equity method investee	3,000	--	3,000	--
Loss on acquisition in real estate	(2,000)	--	(2,000)	--
Interest income	--	--	1,000	--
Total other expense	(608,000)	(338,000)	(1,059,000)	(570,000)

Loss from continuing operations	(432,000)	(994,000)	(2,012,000)	(2,015,000)

Discontinued operations, net of income taxes
Income (loss) from assets held for sale, net of income taxes	(119,000)	56,000	(119,000)	155,000
Gain on sale of investment in real estate held for sale	--	338,000	--	338,000
Other discontinued operations expense	--	(50,000)	--	(50,000)
Total income (loss) from discontinued operations	(119,000)	344,000	(119,000)	443,000

Provision for income taxes	--	--	--	--

Net loss	(551,000)	(650,000)	(2,131,000)	(1,572,000)
Net income (loss) attributable to non-controlling interest – related party	21,000	25,000	(19,000)	88,000
Net loss attributable to common stockholders	$(572,000)	$(675,000)	$(2,112,000)	$(1,660,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.04)	(0.16)	(0.18)	(0.37)
Discontinued operations	(0.01)	0.05	(0.01)	0.07
Total basic and diluted loss per weighted
average common share	$(0.05)	$(0.11)	$(0.19)	$(0.30)
Weighted average common shares outstanding, basic and diluted	11,042,664	6,194,336	11,041,052	5,487,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2015	1,000	$--	11,002,902	$11,000	$97,277,000	$(12,925,000)	$1,806,000	$86,169,000

Distributions to non-controlling interest							(71,000)	(71,000)

Distribution – loan proceeds to non-controlling interest							(624,000)	(624,000)

Issuance of common stock – DRIP	--	--	94,684	--	826,000	--	--	826,000

Non-controlling interest	--	--	--	--	--	--	3,431,000	3,431,000

Redeemed shares	--	--	(52,567)	--	(462,000)	--	--	(462,000)

Distributions	--	--	--	--	(3,328,000)	--	--	(3,328,000)

Net loss	--	--	--	--	--	(2,112,000)	(19,000)	(2,131,000)
Balance, June 30, 2016	1,000	$--	11,045,019	$11,000	$94,313,000	$(15,037,000)	$4,523,000	$83,810,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,131,000)	$(1,572,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	608,000	296,000
Amortization of loan costs	74,000	39,000
Income from investment in equity method investee	(3,000)	--
Change in operating assets and liabilities:
Restricted cash	629,000	(527,000)
Prepaid expenses	(83,000)	56,000
Deferred rental assets	(30,000)	(101,000)
Accounts receivable	140,000	--
Other assets	20,000	(19,000)
Capitalized loan fees	(428,000)	(16,000)
Security deposits	(44,000)	211,000
Assets held for sale	(6,000)	(404,000)
Due to related parties	(189,000)	(12,000)
Deferred revenue	17,000	--
Accounts payable and accrued liabilities	267,000	702,000
Net cash used in operating activities	(1,159,000)	(1,347,000)
Cash flows from investing activities:
Purchase of investment in real estate	(25,908,000)	(31,054,000)
Purchase of asset held for sale	(6,100,000)	--
Deposits applied to purchase of investment in real estate	15,990,000	--
Payment of deposits, net of deposits returned	(207,000)	(235,000)
Investment in equity method investee	(4,277,000)
Building improvements	(56,000)	(159,000)
Proceeds from sale of Red Mountain	--	5,426,000
Net cash used in investing activities	(20,558,000)	(25,552,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	--	23,927,000
Proceeds from promissory note	16,940,000	--
Capital contribution from non-controlling interest – related party	3,431,000	--
Redeemed shares	(462,000)	(128,000)
Payments on notes payable	(511,000)	(355,000)
Payments on notes payable held for sale	--	(2,643,000)
Distribution to non-controlling interest	(695,000)	(10,000)
Stockholders' distributions	(2,502,000)	(1,158,000)
Net cash provided by financing activities	16,201,000	19,633,000
NET CHANGE IN CASH	(5,516,000)	(7,266,000)
Cash and cash equivalents, beginning of period	10,511,000	13,812,000
Cash and cash equivalents, end of period	$4,995,000	$6,546,000
Supplemental disclosures of cash flows information:
Interest paid	$1,061,000	$531,000
Non-cash investing and financing activities:
Distributions – DRIP	$826,000	$413,000
Capitalized loan fees related to promissory note	$428,000	$16,000
Debt assumed in acquisitions	$--	$12,180,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note A — Organization, Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the "Company" or "MVP") was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering (the "Offering"), which closed in September 2015, the Company issued 10,856,317 shares of its common stock for which it received net proceeds of approximately $97.0 million.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.  The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

The Company operates as a real estate investment trust ("REIT").  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds from its public offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company's investment strategy was originally to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans that meet the Company's investment objectives and strategies. In March 2014, the Company's board of directors approved a plan to increase the focus of the Company's investment strategy on parking and self-storage facilities located throughout the United States as the Company's core assets.  As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities' ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.

In June 2014, the Company's board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings producing net rental income owned by the Company to Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Pink Sheets-listed company ("VRM I") and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company ("VRM II").  The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

As previously reported, on March 7, 2016, the Company's board of directors approved taking the necessary action to list its common shares on the NASDAQ Global Market with view to providing a liquidity opportunity for its stockholders.  In connection with the action to list the shares, on May 5, 2016, the Company's board of directors suspended the Company's distribution reinvestment plan ("DRIP"). In June 2016, the Company and MVP REIT II, Inc. jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made prior to the end of the first fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected until the end of the first fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

Estimated Value Per Share
As previously reported on April 7, 2016, the Company's board of directors determined an estimated net asset value of approximately $100.8 million or $9.14 per common share as of March 30, 2016. Shares in the initial public offering were sold at $9.00 per share. In determining an estimated value per share of the Company's common stock, the Company's board of directors relied upon information provided by MVP Realty Advisors, LLC, the Company's advisor and the board's experience with, and knowledge of, the Company's real property and other assets.

The Company is providing the estimated value per share to assist broker-dealers and stockholders pursuant to certain rules of the Financial Industry Regulatory Authority, Inc., or FINRA. The objective of the board of directors in determining the estimated value per share was to arrive at a value, based on recent available data, that it believed was reasonable based on methods that it deemed appropriate after consultation with the Advisor. Accordingly, the Company's advisor performed the valuation of the Company's common stock with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013 as a guide. The estimated value per share is based on (x) the estimated value of the Company's assets less the estimated value of the Company's liabilities divided by (y) the number of outstanding shares of the Company's common stock, all as of March 30, 2016.  For more information regarding the determination of the estimated value per share, please see the Form 8K filed with the SEC on April 11, 2016.

Starting April 11, 2016, the NAV of $9.14 per common share will be used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer.  The Company's advisor is MVP Realty Advisors, LLC (the "Advisor").  VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I.  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, VRM II and Vestin Fund III ("VF III"). The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to an advisory agreement between the Company and the Advisor (the "Advisory Agreement").

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company ("REH"). Substantially all of the Company's business is conducted through our wholly owned subsidiary REH. The operating agreement provides that REH is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation.

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

From inception through June 30, 2016, the Company has paid approximately $10.3 million in distributions including approximately $2.6 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Capitalization
As of June 30, 2016 the Company had 11,045,019 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the "Convertible Stock").

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

(b) (i) the Company lists its common shares for trading on a national securities exchange and (ii) (x) the sum of the aggregate market value of the issued and outstanding common shares plus the aggregate amount of all distributions on the Company's common shares exceeds (y) the sum of the aggregate capital contributed by investors (less any capital returned in the form of distributions) plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or

(c) the advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (a) or (b) also shall have been satisfied.

For purposes of such calculation, the market value of the Company's outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor's participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company's share repurchase program.  As of June 30, 2016, 294,579 common shares have been issued under the DRIP.

In addition, the Company has a Share Repurchase Program ("SRP") that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  On April 11, 2016, the Company established an estimated value per share of common stock of $9.14.  The Company will repurchase shares at 100% of the estimated value per share.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company's receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP. As of the date of this filing, 181,656 shares have been redeemed and the Company has received additional requests for repurchase of 39,476 shares in the amount of approximately $360,815, which $333,202 will be paid in October 2016 and the remaining request which exceed the amount allowable for 2016 repurchase by approximately $28,000 will be paid in April 2017 which will be the next date shares will be available for repurchase.

Note B — Summary of Significant Accounting Policies
Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but do not include all disclosures required by GAAP.

Consolidation

The Company's unaudited condensed consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the following subsidiaries as well as the Company's assets that were sold during 2015. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

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
MVP Wildwood NJ Lot, LLC
MVP Indianapolis City Park Garage, LLC
MVP KC Cherry Lot, LLC
MVP Indianapolis Washington Street Lot, LLC
MVP Minneapolis Venture, LLC
MVP Indianapolis Meridian, LLC
MVP Milwaukee Clybourn, LLC
MVP Milwaukee Arena, LLC
MVP Clarksburg Lot, LLC
MVP Denver 1935 Sherman, LLC
MVP Bridgeport Fairfield, LLC
MVP Minneapolis City Parking

Under GAAP, the Company's consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company's management considers factors such as an entity's purpose and design and the Company's ability to direct the activities of the entity that most significantly impacts the entity's economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
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

Concentration

The Company has approximately eight and three parking tenants as of June 30, 2016 and 2015, respectively.  One tenant, Standard Parking + ("SP+"), consists of more than 70% and 90% of the Company's base rental revenue, respectively.  This tenant represents a concentration for the six months ended June 30, 2016 and 2015.

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
The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended June 30, 2016, the Company expensed approximately $221,000 non-related party acquisition costs.  During the six months ended June 30, 2016, the Company expensed approximately $1,326,000 of related party and $428,000 non-related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three and six months ended June 30, 2016, the Company did not capitalize any such acquisition costs.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

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

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of June 30, 2016 and December 31, 2015, the Company had approximately $3.2 million and approximately $9.1 million in excess of the federally-insured limits, respectively.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Revenue Recognition

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company's leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

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

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable after exhaustive efforts at collection..
Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three and six months ended June 30, 2016 and 2015, the Company had no advertising costs.

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

Investments in Real Estate Loans

Subject to the restrictions on related-party transactions set forth in the Company's charter, the Company may, from time to time, acquire or sell investments in real estate loans from or to the advisor or other related parties without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  The Company has both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management's assessment of the value has changed, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company's impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected.  The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring ("TDR") as defined by ASC 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

Allowance for Loan Losses
The Company will maintain an allowance for loan losses to the extent it makes investments in real estate loans for estimated credit impairment.  The Company's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

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

Organization, Offering and Related Costs

Certain organization, offering and related costs, including legal, accounting, printing, marketing expenses and the salaries and direct expenses of the employees of the Advisor and its affiliates, have been incurred by the Advisor on behalf of the Company. After the Company reimbursed $100,000 of such costs, which has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement.  Prior to the commencement of our operations, such offering costs had been deferred and such deferred offering costs have been amortized to expense as offering costs over the 12-month period commenced January 1, 2013 through December 31, 2013, on a straight-line basis.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and six months ended June 30, 2016.

In September 2012, upon the commencement of our offering, the Company issued 1,000 shares of convertible stock to our advisor.

After giving effect to the release of waivers and waiver agreements executed in August and September of 2014, all of which were previously disclosed in Form 8-Ks and prospectus supplements, the convertible stock will convert into shares of our common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion if and when:

(a) the Company has made total distributions on the then outstanding common shares equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or

(b) (i) the Company lists its common shares for trading on a national securities exchange and (ii) (x) the sum of the aggregate market value of the issued and outstanding common shares plus the aggregate amount of all distributions on the Company's common shares exceeds (y) the sum of the aggregate capital contributed by investors (less any capital returned in the form of distributions) plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or

(c) the advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (a) or (b) also shall have been satisfied.

For purposes of such calculation, the market value of the Company's outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange.

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2016, the Company only operates in the investment in real property segment.

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the three and six months ended June 30, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year's presentation.

Accounting and Auditing Standards Applicable to "Emerging Growth Companies"
The Company is an "emerging growth company" under the recently enacted JOBS Act. For as long as the Company remains an "emerging growth company," which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company's financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on March 31, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of June 30, 2016, management does not anticipate a material adverse effect related to this environmental matter.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D – Investments in Real Estate
As of June 30, 2016 the Company had the following Investments in Real Estate:

Property	Location	Date Acquired	Property Type	Investment Amount	Size / Acreage	# Spaces	Retail /Office Square Ft.	Ownership %
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	7/31/2013	Parking Lot / Office Bldg.	$3,409,000	.75 acre	66	4,061	100%
Memphis Court	216 Court St, Memphis, TN	8/28/2013	Parking Lot	$194,000	.41 acre	37	N/A	100%
Memphis Poplar	212 Poplar Ave, Memphis, TN	8/28/2013	Parking Lot	$2,693,000	.86 acre	125	N/A	100%
Kansas City	1130 Holmes St, Kansas City, MO	8/28/2013	Parking Lot	$1,550,000	1.18 acres	164	N/A	100%
St. Louis	1300 Spruce St, St. Louis, MO	9/4/2013	Parking Lot	$4,137,000	1.22 acres	179	N/A	100%
Mabley Place	400 Race Street, Cincinnati, OH	12/9/2014	Parking Facility	$14,700,000	.91 acre	775	8,400	70%
Denver Sherman	1963 Sherman Street, Denver, CO	1/26/2015	Parking Lot	$585,000	.14 acre	28	N/A	100%
Ft. Worth	814 Taylor Street, Fort Worth, Texas	3/16/2015	Parking Facility	$23,336,000	1.18 acres	1,013	11,828	100%
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	3/31/2015	Parking Lot	$1,000,000	.27 acre	54	N/A	100%
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	5/31/2015	Parking Lot	$2,575,000	1.26 acres	221	N/A	100%
Houston Saks Garage	611 Fannin Street, Houston, Tx	5/28/2015	Parking Facility	$8,380,000	.36 acre	265	5,000	100%
St. Louis Lucas	Lucas Ave, St. Louis, MO	6/29/2015	Parking Lot	$3,463,000	1.07 acres	217	N/A	100%
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	6/30/2015	Parking Lot	$3,900,000	.95 acre	100	N/A	100%
Wildwood NJ Lot I	400 East Magnolia Ave, Wildwood, NJ	7/10/2015	Parking Lot	$970,000	.29 acre	29	N/A	100%
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	10/5/15	Parking Facility	$10,500,000	.44 acre	370	N/A	100%
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	10/9/15	Parking Lot	$515,000	.60 acre	84	N/A	100%
Indy WA Street	301 E. Washington Street, Indianapolis, IN	10/29/15	Parking Lot	$4,995,000	1.07 acres	150	N/A	100%
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	12/16/15	Parking Lot	$615,000	.31 acre	450	N/A	100%
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	1/15/16	Parking Lot	$1,598,000	.24 acre	39	N/A	100%
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	1/20/16	Parking Lot	$205,000	.055 acre	15	N/A	100%
Milwaukee Arena	1124 North Old World Third Street, Milwaukee, WI	2/01/16	Parking Lot	$3,900,000	1.10 acres	75	N/A	100%
Clarksburg Lot	327 Washington Avenue, Clarksburg, WV	2/09/16	Parking Lot	$628,000	.81 acres	94	N/A	100%
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	2/12/16	Parking Lot	$2,438,000	.43 acres	72	N/A	76%
Bridgeport Fairfield	314 Fairfield Avenue, Bridgeport, Connecticut	03/30/16	Parking Facility	$7,800,000	1.01 acres	878	N/A	90%
Minneapolis City Parking	Hennepin, Minneapolis, MN	1/06/16	Parking Lot	$9,395,000	4.46 acres	270	N/A	87%
Fixed Assets				$88,000
			Total	$113,569,000

Property	Location	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	RAC-CC	150 Feet	SP+	02/01/14	5 yr. w/2 5 yr. ext.
Memphis Court	216 Court St, Memphis, TN	CBD	Unlimited	SP+	03/14/12	2 Years remaining
Memphis Poplar	212 Poplar Ave, Memphis, TN	CBD	Unlimited	Best Park	03/01/14	5 yr. w/2 5 yr. ext.
Kansas City	1130 Holmes St, Kansas City, MO	B4-5	Unlimited	SP+	03/14/12	15 Years
St. Louis-17-	1300 Spruce St, St. Louis, MO	I (CBD)	200 Feet	SP+	12/01/13	5 yr. w/2 5 yr. ext.
Mabley Place	400 Race Street, Cincinnati, OH	DD-A	510 Feet	SP+	12/09/14	10 Years
Denver Sherman	1963 Sherman Street, Denver, CO	CMX-16	200 Feet	Denver SD	07/01/14	10 Years w/1 5 yr. ext.
Ft. Worth	814 Taylor Street, Fort Worth, Texas	CBD-H	Unlimited	SP+	03/16/15	10 Years
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	C9-E	40 Feet	SP+	03/31/15	5 yr. w/1 5 yr. ext.
St. Louis Convention	1010 Convention Plaza, St. Louis, MO	I (CBD)	200 Feet	SP+	05/13/15	5 yr. w/1 5 yr. ext.
Houston Saks Garage	611 Fannin Street, Houston, Tx	N/A	Unlimited	iPark	05/28/15	10 yr. w/1 5 yr. ext.
St. Louis Lucas	Lucas Ave, St. Louis, MO	I (CBD)	200 Feet	SP+	06/29/15	5 yr. w/1 5 yr. ext.
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	C9-E	40 Feet	SP+	06/30/15	10 Years
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	T/E	35 feet	SP+	1/1/16	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	CDB-1 RC	5 Stories	ABM	10/5/15	5 yr. w/1 5 yr. ext.
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	UR	Per Plan	SP+	10/9/15	5 yr. w/1 5 yr. ext.
Indy WA Street	301 E. Washington Street, Indianapolis, IN	CBD-2	Unlimited	Denison	10/30/15	10 Years
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	T/E	35 feet	SP+	1/01/16	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	CBD-2/RC	Unlimited	Denison Parking	1/20/2016	10 Years
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	C9F(A)	30 Feet	Secure Parking USA	2/1/2016	5 Years
Milwaukee Arena	1124 North Old World Third Street, Milwaukee, WI	RED	Unlimited	SP+	2/9/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	327 Washington Avenue, Clarksburg, WV	BPO	60 Feet	ABM	2/12/2016	5 Years
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	CMX-16	200 Feet	SP+	3/30/2016	10 Years
Bridgeport Fairfield	314 Fairfield Avenue, Bridgeport, Connecticut	DVD-CORE	65 Feet	SP+	1/15/2016	10 Years
Minneapolis City Parking	Hennepin, Minneapolis, MN	B4C-1	Unlimited	SP+	1/15/2016	5 yr. w/1 5 yr. ext.

Note E — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Acquisition Expense
During the three and six months ended June 30, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Company's former Chief Investment Officer and former Chief Technology Officer, earned fees of approximately $0.2 and $0.4 million, respectively, for 1% commission on purchases. In addition, JNL Parking received brokerage fees from third parties. Dan Huberty, President of the company received certain fees from JNL Parking for prior closings. This fee is no longer paid to JNL Parking or Dan Huberty.

Ownership of Company Stock

As of June 30, 2016, the Sponsor owned 22,222 shares of the Company's outstanding common stock, VRM I owned 72,764 shares of the Company's outstanding common stock, VF III owned 3,290 shares of the Company's outstanding common stock, JNL Parking owned 66,457 shares of the Company's outstanding common stock, Dan Huberty owned 9,239 shares of the Company's outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See "Capitalization" under Note A "Organization, Business Operations and Capitalization" for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the "Sponsor") contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company's operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable.

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II has acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of June 30, 2016, VRM I and VRM II had notes receivable from the Advisor of approximately $4.6 million and $12.8 million, respectively, which amount has been fully impaired. The Advisor's ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company's investments in real estate.

Pursuant to the transfer agreements entered into in December 2013, neither VRM I nor VRM II paid any up-front consideration for the acquired interests, but each will be responsible for its proportionate share of future expenses of the Advisor. In recognition of the Sponsor's substantial investment in the Advisor for which the Sponsor received no up-front consideration, the transfer agreements and the amended operating agreement of the Advisor further provide that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf ("Capital Investment"), and once they have received an annualized return on their Capital Investment of 7.5%, then the Sponsor will receive one-third of the net profits of the Advisor.

Fees and Expenses Paid in Connection with the Offering

The Company completed its initial public offering in September 2015.  The Company appointed MVP American Securities ("MVP AS"), formerly known as Ashton Garnett Securities, LLC, an entity indirectly owned by our CEO and third-party selling agents to act as the selling agents for the offering.  Broker Dealers received 3.00% of the gross offering proceeds sold in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  Additionally, the Sponsor or its affiliates (other than MVP REIT, Inc.) paid up to an additional 5.25% of the gross offering proceeds for third party broker dealer commissions and due diligence expenses.  Since the offering has terminated, the Company does not anticipate incurring any additional fees or expenses in connection with the offering.

Certain organizational, offering and related costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor's employees and employees of the Advisor's affiliates and others. Such reimbursable costs do not include any broker-dealer commissions paid by the Advisor in excess of the 3.00% paid by the Company, including any sponsor commissions or sponsor due diligence fees.  Any reimbursement of the Advisor will not exceed actual expenses incurred by the Advisor. On November 1, 2013, the advisor forgave the reimbursement of the full amount of offering costs incurred.
Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company's shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company's assets or another liquidity event transaction approved by the Company's board.  As of June 30, 2016, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

The Advisor must reimburse the Company at least quarterly for reimbursements paid to the Advisor in any four consecutive fiscal quarters to the extent that such reimbursements to the Advisor cause the Company's total operating expenses to exceed the greater of (1) 2% of our average invested assets, which generally consists of the average book value of the Company's real properties before deducting depreciation, bad debts or other non-cash reserves and the average book value of securities, or (2) 25% of the Company's net income, which is defined as the Company's total revenues less total expenses for any given period excluding reserves for depreciation, bad debts or other similar non-cash reserves, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor does not currently owe any amounts to the Company under this provision. As the Company commences the reimbursement of the expenses to the Advisor, the Company will verify that such reimbursements do not exceed the limits identified above or, in the event of any excessive payments, will obtain reimbursements from the Advisor.

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended June 30, 2016 and 2015, MVP REIT paid approximately $0.1 million and $0.6 million, respectively, in acquisition fees to the Advisor.  During the six months ended June 30, 2016 and 2015, MVP REIT paid approximately $1.1 million and $1.3 million, respectively, in acquisition fees to the Advisor.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  While the Company intends to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when its listing application will be approved and its common stock will begin to trade on NASDAQ.  Asset management fees for the three months ended June 30, 2016 and 2015 were approximately $0.3 million and $0.1 million, respectively.  Asset management fees for the six months ended June 30, 2016 and 2015 were approximately $0.5 million and $0.2 million, respectively.

Notwithstanding the foregoing, no asset management fee will be paid or payable with respect to any mortgage assets held by us at this time.  We will not pay any asset management fee on any of our mortgage assets unless we restructure our mortgage program in a manner consistent with the NASAA Mortgage Program Guidelines that would permit us to pay an asset management fee on our mortgage assets, including making available 84% of our capital contribution to invest in mortgages assets.  We have no present intention to revise our investment strategy in a manner that would permit such payment under the NASAA Mortgage Program Guidelines, but may elect to do so in the future.  If we do make such an election to restructure our mortgage program, then, subject to satisfaction of the requirements of the NASAA Mortgage Program Guidelines, we may pay our advisor or its affiliates an annual asset-based fee equal to 0.75% of the "Base Amount" (as defined in the NASAA Mortgage Program Guidelines) of the capital contributions, if any, committed to investments in mortgages and 0.5% of the capital contributions temporarily held while awaiting investments in mortgages, in addition to any other fees and compensation that is allowed under the NASAA Mortgage Program Guidelines.
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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing.  In the case of a joint venture, the Company pays this fee only on the Company's pro rata share.  Debt financing fees for the three months ended June 30, 2016 and 2015 were approximately $26,000, and $18,000, respectively.  Debt financing fees for the six months ended June 30, 2016 and 2015 were approximately $49,000, and $30,000, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company's economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the three and six months ended June 30, 2016 and 2015.

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

In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled to under the Advisory Agreement as further described under "Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company" to the unaudited condensed consolidated financial statements included in this Quarterly Report. If the Company is required to find an alternative advisor, the Company may not be able to find an alternative advisor who would be willing to continue to waive such fees and expenses.  As a result, the Company may have to incur additional costs and expenses if it is required to replace the Advisor or other agents that are providing services to the Company.
Note G — Stock-Based Compensation

Equity Incentive Plan

The Company has adopted an equity incentive plan.  The equity incentive plan offers certain individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock.  The Company has no current intention to issue any awards under the equity incentive plan but may do so in the future in order to attract and retain qualified directors, officers, employees, and consultants.

The equity incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of the Company selected by the board of directors for participation in the equity incentive plan. Stock options granted under the equity incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the equity incentive plan will have an exercise price or base price that is not less than the fair market value of the Company's common stock on the date of grant.

The board of directors, or the compensation committee of the board of directors, will administer the equity incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals.  No awards will be granted if the grant or vesting of the awards would jeopardize the Company's status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under the Company's charter. Unless otherwise determined by the board of directors, no award granted under the equity incentive plan will be transferable except through the laws of descent and distribution.

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

Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a corporate transaction (as defined in the Company's equity incentive plan), if any award issued under the Company's equity incentive plan is not assumed or replaced as part of the corporate transaction, then such portion of the award shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value) immediately prior to the effective date of such corporation transaction, so long as the grantee's continuous service has not terminated prior to such date.

Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a change in control, each outstanding award issued automatically shall become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value), immediately prior to the effective date of such change in control, provided that the grantee's continuous service has not terminated prior to such date. Under the equity incentive plan, a "corporate transaction" is defined to include (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale of all or substantially all of the Company's assets; (iii) the Company's complete liquidation or dissolution; and (iv) acquisitions by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities (but excluding any transactions determined by our administrator not to constitute a "corporate transaction"). Under the equity incentive plan, a "change in control" is defined generally as a change in ownership or control of the Company effected either through (i) acquisitions of securities by any person (or related group of persons) of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities pursuant to a tender offer or exchange offer that the Company's directors do not recommend the Company's stockholders accept; or (ii) a change in the composition of the board over a period of 12 months or less such that a majority of the Company's board members will no longer serve as directors, by reason of one or more contested elections for board membership.
The equity incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The board of directors may terminate the equity incentive plan at any time. The expiration or other termination of the equity incentive plan will have no adverse impact on any award previously granted under the equity incentive plan. The board of directors may amend the equity incentive plan at any time, but no amendment will adversely affect any award previously granted, and no amendment to the equity incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the equity incentive plan.

In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award).  Please see "Note E — Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection with the Operations of the Company" for more information regarding the NASAA REIT Guidelines' limitations on operating expenses.

Note H – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The Company adopted ASU 2015-03 effective January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption, the effect of which is not material.

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

Note I - Acquisitions
Minneapolis Venture and Minneapolis City Parking

On January 6, 2016, the Company along with MVP REIT II closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The Company's share of the purchase price is approximately $13.5 million plus closing costs and the Company will own an 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Parking, LLC and is leased by SP Plus Corporation under a net lease agreement where the Minneapolis City Parking, LLC is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs.  SP Plus Corporation will pay a annual rent of $800,000 for the Hennepin lot.  In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement "PSA" to sell the 10th Street lot to a third party for approximately $6.1 million dollars.  The property is being sold "as is" and there can be no assurance that the PSA will close.  In addition, 10th Street lot will be accounted for as held for sale, see Note L — Assets held for sale.

Indianapolis Meridian

On January 15, 2016, the Company closed on the purchase of a parking lot for approximately $1.6 million in cash plus closing costs.  The property is located at 239 S. Meridian Street, Indianapolis, Indiana.  The parking lot consists of approximately 10,290 square feet and has approximately 39 parking spaces. The parking lot is leased to Denison Parking, Inc., an Indianapolis parking operator. Denison Parking, Inc. pays annual rent of $95,000 and pays all regular occurring maintenance expenses associated with the parking lot other than property taxes. In addition, the lease provides revenue participation with MVP receiving 60% of gross receipts over $155,000. The term of the lease is 10 years.

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

Milwaukee Arena

On February 1, 2016, the Company closed on the purchase of a parking lot for approximately $3.9 million in cash plus closing costs. The property is located at 1124 N. Old World Third Street, Milwaukee, Wisconsin.  The Wisconsin parking lot consists of approximately 38,600 square feet and has 75 parking spaces.  The Wisconsin parking lot is leased by SP Plus Corporation, a national parking operator.  SP Plus pays a first year annual lease payment of $200,000 with annual increases and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease is 5 years.

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

Denver 1935 Sherman

On February 12, 2016, the Company along with MVP REIT II, closed on the purchase of a parking lot for approximately $2.4 million in cash plus closing costs, 75.51% owned by MVP and 24.49% owned by MVP REIT II of which MVP's share was approximately $1.8 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado.  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

Bridgeport Fairfield

On March 30, 2016, the Company along with MVP REIT II, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company ("MVP Bridgeport"), an entity owned 90% by the Company and 10% by MVP REIT II, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut, for a purchase price of $7.8 million in cash plus closing costs of which MPV's share was approximately $7.0 million.  The parking garage is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

The following table is a summary of the acquisitions for the six months ended June 30, 2016:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired

Minneapolis Venture*	$6,100,000	$--	$6,100,000	$--	$6,100,000
Indianapolis Meridian	1,550,000	--	1,550,000	--	1,550,000
Milwaukee Clybourn	205,000	--	205,000	--	205,000
Milwaukee Arena	3,900,000	--	3,900,000	--	3,900,000
Clarksburg Lot	620,000	--	620,000	--	620,000
Denver 1935 Sherman	2,438,000	--	2,438,000	--	2,438,000
Bridgeport Fairfield	972,000	6,828,000	7,800,000	--	7,800,000
Minneapolis City Parking	9,395,000	--	9,395,000	--	9,395,000
	$25,180,000	$6,828,000	$32,008,000	$--	$32,008,000

*Minneapolis Venture is currently reported as held for sale.

Pro forma results of the Company
The following table of pro forma unaudited condensed consolidated results of operations of the Company for the three and six months ended June 30, 2016 and 2015, and assumes that the acquisitions were completed as of January 1, 2015.

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenues from continuing operations	$2,056,000	$1,060,000	$4,091,000	$2,171,000
Net loss available to common stockholders	$(572,000)	(675,000)	$(1,970,000)	(1,237,000)
Net loss available to common stockholders per share – basic	$(0.05)	$(0.11)	$(0.18)	$(0.23)
Net loss available to common stockholders per share – diluted	$(0.05)	$(0.11)	$(0.18)	$(0.23)

Revenue and expenses of acquisitions since acquisition dates included in the unaudited condensed consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through June 30, 2016:

Revenue	$701,000
Expenses	(741,000)
Net loss	$(40,000)

Note J – Investment in Equity Method Investee

On May 11, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.8 million in cash plus closing costs and the Company will own a 49% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "parking lot"). The parking lot consists of approximately 87,052 square feet with approximately 260 parking spaces.  The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

The following is a summary of MVP REIT's portion of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

Cleveland West 9th	05/11/2016	$2,781,000	49%	51%
Total		$2,781,000

On May 17, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $3.0 million in cash. The Company's share of the purchase was approximately $1.5 million and the Company will own a 49% interest in the entity.  The surface parking lot is located at 1239 W. 9th Street, Cleveland, Ohio (the "Crown Colony parking lot"). The Crown Colony parking lot consists of approximately 23,000 square feet with approximately 82 parking spaces.  The Crown Colony parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $40,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $185,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease will be for 5 years.
The following is a summary of MVP REIT's portion of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

33740 Crown Colony	05/17/2016	$1,485,000	49%	51%
Total		$1,485,000

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

During January 2016, Indy City Park and Indy WA Street issued a promissory note to KeyBank for $8.6 million.  The note is secured by real property located in Indianapolis, Indiana.  The loan has a term of 10 years and has an annual interest rate of 4.59% and is payable in monthly installment payments of principal and interest totaling approximately $46,000, maturing in January 2026.

During January 2016, St. Louis Convention, St. Louis Lucas and KC Cherry issued a promissory note to KeyBank for $3.5 million loan secured by real property located in St. Louis and Kansas City, Missouri.  The loan has a term of 10 years and has an annual interest rate of 4.59% and is payable in monthly installment payments of principal and interest totaling approximately $20,000, maturing in January 2026.

On April 27, 2016, Minneapolis City Parking, LLC issued a promissory note to American National Insurance Company for $5.3 million loan secured by real property located in Minneapolis, Minnesota.  The loan has a term of 10 years and has an interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $29,000, maturing in April 2026.

Total interest expense incurred for the three months ended June 30, 2016 and 2015 is $0.6 million and $0.3 million, respectively.  Total interest expense incurred for the six months ended June 30, 2016 and 2015 is $1.0 million and $0.5 million, respectively.  Total loan amortization cost for the three months ended June 30, 2016 and 2015 is $56,000 and $19,000, respectively.  Total loan amortization cost for the six months ended June 30, 2016 and 2015 is $74,000 and $39,000, respectively.
As of June 30, 2016, future principal payments on the notes payable are as follows:

2016	$485,000
2017	1,027,000
2018	1,078,000
2019	4,841,000
2020	1,067,000
Thereafter	36,643,000
Total	$45,141,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $888,000 as of June 30, 2016.

As of June 30, 2016, the principal balances on notes payable are as follows:

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
D&O Policy		$23,000	2.99%	10/3/2016
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	$1,472,000	4.94%	2/1/2019
Memphis Court	216 Court St, Memphis, TN	$138,000	4.94%	2/1/2019
Memphis Poplar	212 Poplar Ave, Memphis, TN	$1,240,000	4.94%	2/1/2019
St. Louis	1300 Spruce St, St. Louis, MO	$1,235,000	4.94%	2/1/2019
Mabley Place	400 Race Street, Cincinnati, OH	$8,766,000	4.25%	12/26/2024
Ft. Worth	814 Taylor Street, Fort Worth, Texas	$11,853,000	5.59%	8/1/2021
Houston Saks Garage	611 Fannin Street, Houston, TX	$3,575,000	4.25%	8/1/2025
St. Louis Lucas	Lucas Ave, St. Louis, MO	$3,465,000	4.59%	2/1/2026
Indy Garage	120 E. Washington Street, Indianapolis, IN	$8,142,000	4.59%	2/1/2026
Minneapolis City Parking	1022 Hennepin Avenue, Minneapolis, MN	$5,230,000	4.5%	4/30/2026
	Less loan issuance costs	($888,000)
	Total	$44,251,000

Note L — Assets held for sale

As of June 30, 2016, we had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on a purchase and sales agreement "PSA" Minneapolis Venture entered into with an unrelated third party during June 2016.  The property is being sold "as is" and there can be no assurance that the PSA will close.

Note M — Subsequent Events
The following subsequent events have been evaluated through the date of this filing with the SEC.

During July 2016, Bridgeport Fairfield issued a promissory note to FBL Financial Group, Inc for $4.4 million loan secured by real property located in Bridgeport, Connecticut.  The loan has a term of 10 years and has an annual interest rate of 4.00% and is payable in monthly installment payments of principal and interest totaling approximately $23,000, maturing in August 2026.

As previously reported, on March 7, 2016, the Company's board of directors approved taking the necessary action to list its common shares on the NASDAQ Global Market with view to providing a liquidity opportunity for its stockholders.  In connection with the action to list the shares, on May 5, 2016, the Company's board of directors suspended the Company's distribution reinvestment plan ("DRIP"). In June 2016, the Company and MVP REIT II, Inc. jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made prior to the end of the first fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected until the end of the first fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

On August 4, 2016, the Chief Investment Officer John Roy and Chief Technology Officer Lance Miller ended their employment with the Advisor.  They may be used in the future on a consulting basis by the Advisor for additional acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. As used herein, the terms "we," "our" and "us" refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our "operating limited liability company," and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q (this "Quarterly Report") that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as "may," "should," "expect," "could," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as we commenced operations on December 11, 2012;
•	the fact that we have had a net loss for each annual period since inception;
•	our ability to effectively deploy the proceeds raised in our initial public offering;
•	the performance of properties and other investments the Company has acquired or may acquire or;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, tenant concentration risk; potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report, including, without limitation, the risks described under "Risk Factors," the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.
Overview

MVP REIT, Inc. (the "Company," "we," "us," or "our") was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering, which closed in September 2015, the Company received net consideration of approximately $97.3 million for the issuance of its common stock.  Of this amount, approximately $19.5 million of common shares were issued in consideration of the contribution of commercial properties to the Company. The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

The Company's investment strategy was to invest available net proceeds from its offering in direct investments in real property and real estate secured loans that meet the Company's investment objectives and strategies. In March 2014, the Company's board of directors approved a plan to increase the focus of the Company's investment strategy on parking and self-storage facilities located throughout the United States as the Company's core assets.  In June 2014, the Company's board decided to further focus its efforts primarily on parking facilities.

As of June 30, 2016, the Company had acquired 26 properties with the purchase price totaling approximately $116 million, including closing costs, which includes 4 properties with minority interests, held by related and third parties and 1 property currently listed as held for sale for $6.1 million. The Company has a 100% ownership interest in each of the other acquired properties.  These acquisitions were funded by the initial public offering, third party financing and the assumption of existing liabilities.

On January 6, 2016, the Company along with MVP REIT II closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The Company's share of the purchase price is approximately $13.5 million plus closing costs and the Company will own an 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Parking, LLC and is leased by SP Plus Corporation under a net lease agreement where the Minneapolis City Parking, LLC is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs.  SP Plus Corporation will pay a cumulative annual rent of $800,000.  In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement "PSA" to sell the 10th Street lot to a third party for approximately $6.1 million dollars.  The property is being sold "as is" and there can be no assurance that the PSA will close.  In addition, 10th Street lot is accounted for as held for sale as of June 30, 2016, see Note L — Assets held for sale.

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
On January 20, 2016, the Company closed on the purchase of a parking lot for approximately $0.2 million in cash plus closing costs.  The property is located at 412 E. Clybourn Street, Milwaukee, Wisconsin.  The parking lot consists of 15 parking spaces and is leased to Secure Parking USA, LLC, an Indianapolis parking operator. Secure Parking USA, Inc. pays annual rent of $20,000 and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes. In addition, the lease provides revenue participation with MVP receiving 75% of gross receipts over $45,000. The term of the lease is 5 years.

On February 1, 2016, the Company closed on the purchase of a parking lot for approximately $3.9 million in cash plus closing costs. The property is located at 1124 N. Old World Third Street, Milwaukee, Wisconsin.  The Wisconsin parking lot consists of approximately 38,600 square feet and has 75 parking spaces.  The Wisconsin parking lot is leased by SP Plus Corporation, a national parking operator.  SP Plus pays a first year annual lease payment of $200,000 with annual increases and pays all regular occurring maintenance expenses associated with the parking garage other than property taxes.  In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease is 5 years.

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

On February 12, 2016, the Company along with MVP REIT II, closed on the purchase of a parking lot for approximately $2.4 million in cash plus closing costs, 75.51% owned by MVP and owned 24.49% by MVP REIT II of which MVP's share was approximately $1.8 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado.  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

On March 30, 2016, the Company along with MVP REIT II, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company ("MVP Bridgeport"), an entity owned 90% by the Company and 10% by MVP REIT II, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut, for a purchase price of $7.8 million in cash plus closing costs of which MPV's share was approximately $7.0 million.  The parking garage is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

On May 11, 2016, the Company through a wholly owned entity it, along with MVP REIT II, closed the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.8 million in cash plus closing costs and the Company will own a 49% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "parking lot"). The parking lot consists of approximately 87,052 square feet with approximately 260 parking spaces.  The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.
On May 17, 2016, the Company through a wholly owned entity it, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $3.0 million in cash. The Company's share of the purchase was approximately $1.5 million and the Company will own a 49% interest in the entity.  The surface parking lot is located at 1239 W. 9th Street, Cleveland, Ohio (the "Crown Colony parking lot"). The Crown Colony parking lot consists of approximately 23,000 square feet with approximately 82 parking spaces.  The Crown Colony parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $40,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $185,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease will be for 5 years.

On January 20, 2016, the Company through various wholly owned subsidiaries entered into two loans with Keybank.  The first loan is an $8.6 million loan secured by the following properties in Indianapolis: 110-120 E. Washington Street, and 301 E. Washington Street.  The loan has a term of 10 years and has an interest rate of 4.59% per annum.  The second loan is a $3.5 million loan secured by the following properties in Missouri: 1010 Convention Plaza, St. Louis, 901, 909, 925 Lucas Avenue and 900, 908, 910 & 916 Convention Plaza, St. Louis and 1109 Cherry Street, Kansas City.  The loan has a term of 10 years and has an interest rate of 4.59% per annum.

On April 27, 2016, Minneapolis City Parking, LLC issued a promissory note to American National Insurance Company for $5.3 million loan secured by real property located in Minneapolis, Minnesota.  The loan has a term of 10 years and has an interest rate of 4.5% per annum and is payable in monthly installment payments of principal and interest totaling approximately $29,000, maturing in April 2026.

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

As previously reported, on March 7, 2016, the Company's board of directors approved taking the necessary action to list its common shares on the NASDAQ Global Market with view to providing a liquidity opportunity for its stockholders.  In connection with the action to list the shares, on May 5, 2016, the Company's board of directors suspended the Company's distribution reinvestment plan ("DRIP"). In June 2016, the Company and MVP REIT II, Inc. jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made prior to the end of the first fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected until the end of the first fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

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
The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure.  Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations.  VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I; both are managed by Vestin Mortgage, LLC.  The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer.  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, VRM II and Vestin Fund III ("VF III").

VRM I, an OTC Pink Sheet-listed company, and VRM II, a Nasdaq-listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Financial Statements of this unaudited Quarterly Report on Form 10-Q for more information.  As of June 30, 2016, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against MVP REIT II, VRM I and VRM II, all of whom are managed by affiliates of our sponsor, for the acquisition of investments. The Company believes this potential conflict with respect to VRM I and VRM II, is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. MVP REIT II has substantially the same investment strategy as the Company, in that MVP REIT II is also focused primarily on investments in parking facilities, For additional discussion regarding potential conflicts of interests, please see "Risk Factors—Risks Related to Conflicts of Interest" and "Item 13 – Certain Relationships and Related Transactions, and Director Independence" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

As of June 30, 2016, we had acquired ownership interest in 26 properties of which our share of the purchase price totaled $116 million, including closing costs, which includes 4 properties with minority interests, held by third parties and MVP REIT II, and 1 property currently listed as held for sale for $6.1 million. These acquisitions were funded by the proceeds from our initial public offering, third party financing and the assumption of existing liabilities. We purchased the majority of the properties since January 1, 2015, and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as we seek to deploy our offering proceeds. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below may not be indicative of future results of operations.

Comparison of operating results for the three months ended June 30, 2016, to the three months ended June 30, 2015:
Rental revenues (by property)	2016	2015
Ft. Lauderdale	$42,000	$42,000
Memphis Court	4,000	4,000
Memphis Poplar	68,000	68,000
Kansas City	29,000	29,000
St. Louis	63,000	63,000
Mabley Place*	350,000	363,000
Denver Sherman	9,000	9,000
Fort Worth	374,000	374,000
Milwaukee Old World	40,000	27,000
St. Louis Convention	62,000	25,000
Houston Saks Garage	156,000	56,000
St. Louis Lucas	55,000	--
Milwaukee Wells	70,000	--
Wildwood NJ	5,000	--
Indy Garage	187,000	--
KC Cherry Lot	18,000	--
Indy WA Street	94,000	--
Indianapolis Meridian	24,000	--
Milwaukee Clybourn	5,000	--
Milwaukee Arena	57,000	--
MVP Clarksburg Lot	14,000	--
Denver 1935 Sherman	30,000	--
Bridgeport Fairfield	110,000
Minneapolis City Parking	190,000	--
Total revenues	$2,056,000	$1,060,000

Total rental revenue earned is from our 25 consolidated properties which have continued operations.  Assets purchased in 2012 and 2013 were sold as of December 31, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

*During the 2015 audit of the consolidated financial statements it was determined that the deferred revenue adjustment in regards to Mabley Place needed to be reversed.  The adjustment of approximately $52,000 for the three months ended June 30, 2015 was posted with a year-end date.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2016	2015
General and administrative	$631,000	$249,000
Acquisition expenses	221,000	225,000
Acquisition expenses – related party	--	793,000
Operation and maintenance	702,000	247,000
Depreciation	326,000	202,000
Total operating expenses	$1,880,000	$1,716,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Operation and maintenance expense increased due to the addition of properties and their related property tax.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.
See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Other income and expense	2016	2015
Interest expense	$(609,000)	$(338,000)
Income from investment in equity method investee	3,000	--
Loss on acquisition of investment in real estate	(2,000)	--
Total other expense	$(608,000)	$(338,000)

Interest expense increased due to the assumption of debt through acquisitions, through third party financing and the financing of our Directors and Officers Liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.  Total interest expense incurred for the three months ended June 30, 2016 and 2015 is $0.6 million and $0.3 million, respectively.  Total loan amortization cost for the three months ended June 30, 2016 and 2015 is $56,000 and $19,000, respectively.

See Note K – Notes Payable of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes	2016	2015
Income (loss) from assets held for sale, net of income taxes	$(119,000)	$56,000
Gain on sale of investment in real estate held for sale	--	338,000
Other discontinued operations expense	--	(50,000)
Total income (loss) from discontinued operations	$(119,000)	$344,000

During June 2016, management entered into a purchase sales agreement to sell the 10th Street lot.  The loss reported in 2016 reflects the revenue net of expenses for the property.  During January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.

See Note L – Assets Held for Sale of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2016, to the six months ended June 30, 2015:
Rental revenues (by property)	2016	2015
Ft. Lauderdale	$84,000	$84,000
Memphis Court	8,000	8,000
Memphis Poplar	137,000	136,000
Kansas City	59,000	58,000
St. Louis	125,000	118,000
Mabley Place*	712,000	783,000
Denver Sherman	17,000	15,000
Fort Worth	752,000	438,000
Milwaukee Old World	80,000	27,000
St. Louis Convention	109,000	25,000
Houston Saks Garage	311,000	56,000
St. Louis Lucas	110,000	--
Milwaukee Wells	140,000	--
Wildwood NJ	5,000	--
Indy Garage	375,000	--
KC Cherry Lot	34,000	--
Indy WA Street	191,000	--
Indianapolis Meridian	44,000	--
Milwaukee Clybourn	9,000	--
Milwaukee Arena	90,000	--
MVP Clarksburg Lot	22,000	--
Denver 1935 Sherman	46,000	--
Bridgeport Fairfield	110,000	--
Minneapolis City Parking	379,000	--
Total revenues	$3,949,000	$1,748,000

Total rental revenue earned is from our 25 consolidated properties which have continued operations.  Assets purchased in 2012 and 2013 were sold as of December 31, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

*During the 2015 audit of the consolidated financial statements it was determined that the deferred revenue adjustment in regards to Mabley Place needed to be reversed.  The adjustment of approximately $95,000 for the six months ended June 30, 2015 was posted with a year-end date.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2016	2015
General and administrative	$1,018,000	$453,000
Acquisition expenses	428,000	328,000
Acquisition expenses – related party	1,326,000	1,781,000
Operation and maintenance	1,522,000	335,000
Depreciation	608,000	296,000
Total operating expenses	$4,902,000	$3,193,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the six months ended June 30, 2016 compared to the six months ended June, 2015.  Operation and maintenance expense increased due to the addition of properties and their related property tax.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other income and expense	2016	2015
Interest expense	$(1,061,000)	$(570,000)
Income from investment in equity method investee	3,000	--
Loss on acquisition of investment in real estate	(2,000)	--
Interest income	1,000	--
Total other expense	$(1,059,000)	$(570,000)

Interest expense increased due to the assumption of debt through acquisitions, through third party financing and the financing of our Directors and Officers Liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.  Total interest expense incurred for the six months ended June 30, 2016 and 2015 is $1.0 million and $0.5 million, respectively.  Total loan amortization cost for the six months ended June 30, 2016 and 2015 is $74,000 and $39,000, respectively.

See Note K – Notes Payable of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes	2016	2015
Income (loss) from assets held for sale, net of income taxes	$(119,000)	$155,000
Gain on sale of investment in real estate held for sale	--	338,000
Other discontinued operation expense	--	(50,000)
Total income (loss) from discontinued operations	$(119,000)	$443,000

During June 2016, management entered into a purchase sales agreement to sell the 10th Street lot.  The loss reported in 2016 reflects the revenue net of expenses for the property.  During January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.

See Note L – Assets Held for Sale of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts ("NAREIT") promulgated a measure known as funds from operations ("FFO"). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.
The Investment Program Association ("IPA") issued Practice Guideline 2010-01 (the "IPA MFFO Guideline") on November 2, 2010, which extended financial measures to include modified funds from operations ("MFFO"). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT's operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management's analysis of long-term operating activities.

 MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believe often used by analysts and investors for comparison purposes. As explained below, management's evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:
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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property and loans secured by real estate in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments' revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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
Our calculation of FFO and MFFO is presented in the following table for the six months ended June 30, 2016.

Net Loss attributable to MVP REIT, Inc. common shareholders	$(2,112,000)
Subtract:
Deferred rental assets	(30,000)
Add:
Depreciation and amortization of real estate assets	608,000
FFO	(1,534,000)
Add:
Acquisition fees and expenses to non-affiliates	428,000
Acquisition fees and expenses to affiliates	1,326,000
MFFO	$220,000

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

Net cash used in operating activities for the six months ended June 30, 2016 was $1.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $26.0 million, investment in equity method investee of approximately $4.3 million and $6.1 million used in investment in real estate held for sale.  Deposits of approximately $16 million were used through the acquisition of those properties, $0.2 million in prior deposits were returned and $0.2 million is on deposit for future acquisitions.  Net cash provided by financing activities consisted of proceeds from a promissory notes of approximately $16.9 million, payments on redeemed shares of approximately $0.5 million, payments on notes payable of approximately $0.5 million, capital contributions from noncontrolling interests of approximately $3.4 million and distributions to stockholders and non-controlling interest of approximately $2.5 million and $696,000, respectively.

As of June 30, 2016, the Company has six promissory notes in the aggregate amount of approximately $45.1 million secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

The Company will experience a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments.. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

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

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments included payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see " Fees and Expenses Paid in Connection With the Operations of the Company", included in Note E — Related Party Transactions and Arrangements in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the six months ended June 30, 2016 and 2015.

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Acquisition Fees – related party	$1,326,000	$1,781,000
Asset Management Fees	483,000	178,000
Debt Financing Fees	49,000	30,000
Total	$1,858,000	$1,989,000

Distributions

The Company intends to continue making regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its "REIT taxable income" each year.

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

From inception through June 30, 2016, the Company has paid approximately $10.3 million in distributions including approximately $2.6 million in DRIP distributions to the Company's stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.
To date, the significant majority of distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	1,461,000	205,000	1,666,000	20,000
Total 2016	$2,502,000	$826,000	$3,328,000	$(1,159,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	622,000	265,000	887,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

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

Income Taxes
The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code") and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the six months ended June 30, 2016 and 2015 was approximately zero.

REIT Compliance

The Company filed as a REIT for federal income tax purposes effective for the year ended December 31, 2013: therefore, the Company generally will not be subject to federal income tax on income that is distributed to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of June 30, 2016.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2016.

Critical Accounting Policies

The Company's accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold, as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

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

Contractual Obligations

The following is a summary of our gross contractual obligations as of June 30, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$45,141,000	$485,000	$2,105,000	$5,908,000	$36,643,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$45,141,000	$485,000	$2,105,000	$5,908,000	$36,643,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $888,000 as of June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of the Company's real estate investment portfolio and operations. One of the Company's interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, the Company may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps. The Company may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the Company's interest rate risk on a related financial instrument. The Company will not enter into derivative or interest rate transactions for speculative purposes. The Company is exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, if the Company is not able to replace these swaps, the Company would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company's business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk.

As of June 30, 2016, the Company's debt consisted of approximately $45.1 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company's financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company's financial structure.
The following table summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of June 30, 2016:

	For the Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$485,000	$1,027,000	$1,078,000	$4,841,000	$1,067,000	$36,643,000	$45,141,000	$41,175,000

Average interest rate	4.75%	4.82%	4.82%	4.90%	4.82%	4.77%

Market risk disclosure does not reflect the unamortized loan issuance cost of $888,000 as of June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Prior Periods Tax Returns

The Company recently learned that incorrect information was included on its federal income tax returns for the years 2013 and 2014 with respect to its acquisition of ownership interests in six office buildings.  In 2013, the ownership interests in six office buildings located in Las Vegas, Nevada (the "Interests") were contributed to the Company by SERE Holdings, LLC ("Sere") in exchange for newly issued shares of the Company's common stock.  In its tax returns, which were prepared by an outside tax accounting firm, the Company initially reported the contributions as nontaxable to Sere pursuant to Section 351(a) of the Internal Revenue Code (the "Code").  After a review by outside legal counsel and newly engaged, independent tax accountants, the Company has concluded that the contributions were ineligible for tax-free treatment under Section 351(a) of the Code.  The Company has filed amended tax returns correcting the treatment of the contributions.

Amendment of the tax returns did not result in any changes to the Company's previously issued financial statements and related notes.

In 2014, the Company exchanged the Interests for various parking properties.  The Interests were valued at the Company's cost for purposes of the exchange and the Company did not record any income or loss on the exchange.  If the original contributions of the Interests had been nontaxable pursuant to Section 351(a), then the Company would have inherited the tax basis of Sere and disposition of the Interests in 2014 would have resulted in taxable income to the Company based on the difference between such tax basis and the value received by the Company upon disposition.  After reviewing the matter with outside legal counsel and independent tax accountants, the Company has concluded that the original contributions were ineligible for tax-free treatment under Section 351(a), the Company's tax basis was the value it paid for the Interests and the Company did not incur any taxable income upon disposition of the Interests.  No assurances can be given that the Internal Revenue Service will agree with the Company's conclusions.

The Company terminated its engagement of the outside tax accounting firm which assisted in preparation of the tax returns with the incorrect information.  The Company's audit committee is reviewing this matter to determine, among other things, what if any internal control weaknesses may have contributed to the erroneous income tax filings.

Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that, subject to the disclosures set forth under "Tax Returns" in this Item 4, these controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
Other than as disclosed under "Prior Periods Tax Returns" in this Item 4, there have been no changes in internal control over financial reporting during the second quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II -       OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended June 30, 2016.

Use of Offering Proceeds

On September 25, 2012, the Company's Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 55,555,555 shares of the Company's common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company's our common stock pursuant to the distribution reinvestment plan at $8.73 per share.  The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients.  The Company's initial public offering terminated in September 2015.

As of June 30, 2016, the Company had 11,045,019 shares of common stock issued and outstanding for a total of approximately $94,313,000, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2016:
Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	8,631,754	$75,348,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	294,573	2,572,000
Redeemed shares	--	(105,877)	(933,000)
Distributions –Cash	--	--	(10,323,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	11,045,019	$94,324,000

Share Repurchase Program

As of the date of this filing, 181,656 shares have been redeemed and the Company has received additional requests for repurchase of 39,476 shares in the amount of approximately $360,815, which $333,202 will be paid in October 2016 and the remaining request which exceed the amount allowable for 2016 repurchase by approximately $28,000 will be paid in April 2017 which will be the next date shares will be available for repurchase.  The SRP will be terminated if and when the Company's common shares are listed on a national securities exchange.

ITEM 5. OTHER INFORMATION

During the second quarter of 2016, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

3.1(2)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(2)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(2)	Articles of Amendment (Name Change)
3.4(3)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(2)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(4)	Articles of Amendment of MVP REIT, Inc.
3.7(5)	Articles of Amendment of MVP REIT, Inc.
4.1(6)	Form of Subscription Agreement
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
The following materials from the Company's Quarterly report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of June 30, 2016 and December 31, 2015 (unaudited), (ii) Statements of Operations for the period for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Statement of Equity (Deficit) for the six months ended June 30, 2016 (unaudited), (iv) Statement of Cash Flows for the six months ended June 30, 2016, and 2015 (unaudited) (v) Notes to Financial Statements (unaudited).

(1)	Filed concurrently herewith.
(2)	Filed previously with the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on June 13, 2012, and incorporated herein by reference.
(3)	Filed previously with the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.
(4)	Filed previously with the Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.
(5)	Filed previously with the Pre-Effective Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.
(6)	Filed previously on Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 on April 10, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	August 9, 2016

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	August 9, 2016