Form 10-Q
period 2016-11-07
MVP REIT, Inc.
filed 2016-11-10
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes   [   ]    No   [X]

As of November 9, 2016, there were 10,945,923 shares of the Company's Common Stock outstanding.

MVP REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$3,490,000	$10,511,000
Cash – restricted	884,000	1,133,000
Accounts receivable	77,000	42,000
Prepaid expenses	183,000	316,000
Deferred rental assets	241,000	159,000
Investments in real estate and fixed assets:
Land and improvements	63,579,000	44,507,000
Building and improvements	49,826,000	43,010,000
Fixed assets	88,000	88,000
	113,493,000	87,605,000
Accumulated depreciation	(1,799,000)	(865,000)
Total investments in real estate and fixed assets, net	111,694,000	86,740,000
Deposits	406,000	16,010,000
Other assets	120,000	140,000
Investment in equity method investee	6,628,000	--
Assets held for sale	6,162,000	--
Total assets	$129,885,000	$115,051,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$813,000	$462,000
Deferred revenue	65,000	25,000
Due to related parties	139,000	7,000
Security deposits	208,000	211,000
Notes payable, net of unamortized loan issuance cost of $919,000 and $534,000 at September 30, 2016 and December 31, 2015, respectively	48,349,000	28,177,000
Total liabilities	49,574,000	28,882,000
Commitments and contingencies
Equity MVP REIT, Inc. Shareholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 10,972,898 and 11,002,902 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	11,000	11,000
Additional paid-in capital	91,996,000	97,277,000
Accumulated deficit	(15,082,000)	(12,925,000)
Total MVP REIT, Inc. Shareholders' Equity	76,925,000	84,363,000
Non-controlling interest	3,386,000	1,806,000
Total equity	80,311,000	86,169,000
Total liabilities and equity	$129,885,000	$115,051,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$2,336,000	$1,353,000	$6,285,000	$3,101,000
Total revenues	2,336,000	1,353,000	6,285,000	3,101,000

Operating expenses
General and administrative	190,000	198,000	1,208,000	650,000
Acquisition expenses	337,000	153,000	765,000	481,000
Acquisition expenses – related party	--	75,000	1,326,000	1,856,000
Operation and maintenance	747,000	271,000	2,269,000	606,000
Loss from impairment	100,000	--	100,000	--
Depreciation	326,000	221,000	934,000	518,000
Total operating expenses	1,700,000	918,000	6,602,000	4,111,000

Income (loss) from operations	636,000	435,000	(317,000)	(1,010,000)

Other income (expense)
Interest expense	(621,000)	(365,000)	(1,682,000)	(935,000)
Income from investment in equity method investee	58,000	--	61,000	--
Loss on acquisition in real estate	--	--	(2,000)	--
Interest income	--	--	1,000	--
Total other expense	(563,000)	(365,000)	(1,622,000)	(935,000)

Income (loss) from continuing operations	73,000	70,000	(1,939,000)	(1,945,000)

Discontinued operations, net of income taxes
Income (loss) from assets held for sale, net of income taxes	(63,000)	34,000	(182,000)	189,000
Gain on sale of investment in real estate held for sale	--	--	--	288,000
Total income (loss) from discontinued operations	(63,000)	34,000	(182,000)	477,000

Provision for income taxes	--	--	--	--

Net income (loss)	10,000	104,000	(2,121,000)	(1,468,000)
Net income attributable to non-controlling interest – related party	55,000	48,000	36,000	136,000
Net income (loss) attributable to common stockholders	$(45,000)	$56,000	$(2,157,000)	$(1,604,000)
Basic and diluted income (loss) per weighted average common share
Income (loss) from continuing operations attributable to MVP REIT common stockholders – basic and diluted	0.01	0.01	(0.18)	(0.33)
Income (loss) from discontinued operations – basic and diluted	(0.01)	(0.00)	(0.02)	0.08
Net income (loss) attributable to MVP REIT common stockholders - basic and diluted
	$(0.00)	$0.01	$(0.19)	$(0.25)
Weighted average common shares outstanding, basic and diluted	11,009,139	8,140,809	11,018,552	6,381,719

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

MVP REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2015	1,000	$--	11,002,902	$11,000	$97,277,000	$(12,925,000)	$1,806,000	$86,169,000

Distributions to non-controlling interest							(79,000)	(79,000)

Distribution – loan proceeds to non-controlling interest							(1,058,000)	(1,058,000)

Purchase of non-controlling interest							(750,000)	(750,000)

Issuance of common stock – DRIP	--	--	99,283	--	868,000	--	--	868,000

Non-controlling interest	--	--	--	--	--	--	3,431,000	3,431,000

Redeemed shares	--	--	(129,287)	--	(1,163,000)	--	--	(1,163,000)

Distributions	--	--	--	--	(4,986,000)	--	--	(4,986,000)

Net income (loss)	--	--	--	--	--	(2,157,000)	36,000	(2,121,000)
Balance, September 30, 2016	1,000	$--	10,972,898	$11,000	$91,996,000	$(15,082,000)	$3,386,000	$80,311,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
Cash flows from operating activities:	2016	2015
Net loss	$(2,121,000)	$(1,468,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	934,000	518,000
Amortization of loan costs	113,000	--
Income from investment in equity method investee	(61,000)	--
Loss from impairment	100,000	--
Change in operating assets and liabilities:
Restricted cash	249,000	(860,000)
Prepaid expenses	133,000	83,000
Deferred rental assets	(196,000)	(150,000)
Accounts receivable	79,000	--
Other assets	20,000	(13,000)
Capitalized loan fees	(498,000)	(120,000)
Security deposits	(3,000)	211,000
Assets held for sale	(62,000)	(405,000)
Due to related parties	132,000	(10,000)
Deferred revenue	40,000	--
Accounts payable and accrued liabilities	352,000	473,000
Net cash used in operating activities	(789,000)	(1,741,000)
Cash flows from investing activities:
Purchase of investment in real estate	(9,957,000)	(32,024,000)
Purchase of asset held for sale	(6,100,000)	--
Payment of deposits, net of deposits returned	(347,000)	(2,560,000)
Investment in equity method investee	(6,584,000)	--
Building improvements	(80,000)	(159,000)
Proceeds from sale of Red Mountain	--	5,426,000
Net cash used in investing activities	(23,068,000)	(29,317,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net commissions	--	52,420,000
Proceeds from promissory note	21,340,000	3,656,000
Capital contribution from non-controlling interest – related party	3,431,000	--
Redeemed shares	(1,163,000)	(134,000)
Purchase of non-controlling interest	(750,000)	--
Payments on notes payable	(784,000)	(550,000)
Distribution received from investment in equity method investee	17,000	--
Payments on notes payable held for sale	--	(2,643,000)
Distribution to non-controlling interest	(1,137,000)	(29,000)
Stockholders' distributions	(4,118,000)	(1,909,000)
Net cash provided by financing activities	16,836,000	50,811,000
NET CHANGE IN CASH	(7,021,000)	19,753,000
Cash and cash equivalents, beginning of period	10,511,000	13,812,000
Cash and cash equivalents, end of period	$3,490,000	$33,565,000
Supplemental disclosures of cash flows information:
Interest paid	$1,682,000	$935,000
Non-cash investing and financing activities:
Distributions – DRIP	$868,000	$413,000
Capitalized loan fees related to promissory note	$498,000	$16,000
Deposits applied to purchase of investment in real estate	$15,951,000	$--
Debt assumed in acquisitions	$--	$12,180,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note A — Organization, Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the "Company" or "MVP") was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.  Pursuant to its initial public offering (the "Offering"), which closed in September 2015, the Company issued 10,856,323 shares of its common stock for which it received net proceeds of approximately $97.0 million.  Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company.  The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

The Company operates as a real estate investment trust ("REIT").  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31st fiscal year end.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds from its public offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

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

In June 2014, the Company's board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings owned by the Company to affiliates of its advisor, Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Pink Sheets-listed company ("VRM I") and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company ("VRM II").  The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

In June 2016, the Company and MVP REIT II, Inc. jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. The Company's board had authorized taking such action in March 2016. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made prior to the end of the first fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected until the end of the first fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

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

The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer.  The Company's advisor is MVP Realty Advisors, LLC (the "Advisor").  VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I.  Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I and VRM II. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to an advisory agreement between the Company and the Advisor (the "Advisory Agreement").

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

From inception through September 30, 2016, the Company has paid approximately $12.0 million in distributions including approximately $2.6 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Capitalization
As of September 30, 2016 the Company had 10,972,898 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the "Convertible Stock").

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

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor's participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company's share repurchase program.  As of September 30, 2016, 299,178 common shares have been issued under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company's receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP. As of the date of this filing, 182,597 shares have been redeemed and the Company has received additional requests for repurchase of 31,766 shares in the amount of approximately $290,344, which exceeds the amount allowable for 2016 repurchase and will be paid in April 2017 which will be the next date shares will be available for repurchase.

Note B — Summary of Significant Accounting Policies
Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Concentration

The Company had seven and five parking tenants as of September 30, 2016 and 2015, respectively.  One tenant, Standard Parking + ("SP+"), represented a concentration for the three and nine months ended September 30, 2016 and 2015, in regards to parking base rental revenue.  During the three months ended September 30, 2016 and 2015, SP+ accounted for 69% and 77%, respectively, of the parking base rental revenue.  During the nine months ended September 30, 2016 and 2015, SP+ accounted for 69% and 83%, respectively, of the parking base rental revenue.

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

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-

market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options.
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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended September 30, 2016, the Company expensed approximately $337,000 non-related party acquisition costs.  During the nine months ended September 30, 2016, the Company expensed approximately $1,326,000 of related party and $765,000 non-related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three and nine months ended September 30, 2016, the Company did not capitalize any such acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of September 30, 2016 and December 31, 2015, the Company had approximately $1.6 million and approximately $9.1 million in excess of the federally-insured limits, respectively.

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

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable after exhaustive efforts at collection.
Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three and nine months ended September 30, 2016 and 2015, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and nine months ended September 30, 2016.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2016, the Company only operates in the investment in real property segment.

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the three and nine months ended September 30, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year's presentation.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on March 31, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of September 30, 2016, management does not anticipate a material adverse effect related to this environmental matter.  The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D – Investments in Real Estate
As of September 30, 2016 the Company had the following Investments in Real Estate:

Property	Location	Date Acquired	Property Type	Investment Amount	Size / Acreage	# Spaces	Retail /Office Square Ft.	Ownership %
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	7/31/2013	Parking Lot / Office Bldg.	$3,409,000	.75 acre	66	4,061	100%
Memphis Court	216 Court St, Memphis, TN	8/28/2013	Parking Lot	$194,000	.41 acre	37	N/A	100%
Memphis Poplar	212 Poplar Ave, Memphis, TN	8/28/2013	Parking Lot	$2,693,000	.86 acre	125	N/A	100%
Kansas City	1130 Holmes St, Kansas City, MO	8/28/2013	Parking Lot	$1,550,000	1.18 acres	164	N/A	100%
St. Louis	1300 Spruce St, St. Louis, MO	9/4/2013	Parking Lot	$4,137,000	1.22 acres	179	N/A	100%
Mabley Place	400 Race Street, Cincinnati, OH	12/9/2014	Parking Facility	$14,700,000	.91 acre	775	8,400	83%
Denver Sherman	1963 Sherman Street, Denver, CO	1/26/2015	Parking Lot	$585,000	.14 acre	28	N/A	100%
Ft. Worth	814 Taylor Street, Fort Worth, Texas	3/16/2015	Parking Facility	$23,336,000	1.18 acres	1,013	11,828	100%
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	3/31/2015	Parking Lot	$1,000,000	.27 acre	54	N/A	100%
St. Louis Convention	1010 Convention Plaza , St. Louis, MO	5/31/2015	Parking Lot	$2,575,000	1.26 acres	221	N/A	100%
Houston Saks Garage	611 Fannin Street, Houston, Tx	5/28/2015	Parking Facility	$8,380,000	.36 acre	265	5,000	100%
St. Louis Lucas	Lucas Ave, St. Louis, MO	6/29/2015	Parking Lot	$3,463,000	1.07 acres	217	N/A	100%
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	6/30/2015	Parking Lot	$3,900,000	.95 acre	100	N/A	100%
Wildwood NJ Lot I	400 East Magnolia Ave, Wildwood, NJ	7/10/2015	Parking Lot	$994,000	.29 acre	29	N/A	100%
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	10/5/15	Parking Facility	$10,500,000	.44 acre	370	N/A	100%
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	10/9/15	Parking Lot	$515,000	.60 acre	84	N/A	100%
Indy WA Street	301 E. Washington Street, Indianapolis, IN	10/29/15	Parking Lot	$4,995,000	1.07 acres	150	N/A	100%
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	12/16/15	Parking Lot	$615,000	.31 acre	45	N/A	100%
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	1/15/16	Parking Lot	$1,498,000	.24 acre	39	N/A	100%
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	1/20/16	Parking Lot	$205,000	.055 acre	15	N/A	100%
Milwaukee Arena	1124 North Old World Third Street, Milwaukee, WI	2/01/16	Parking Lot	$3,900,000	1.10 acres	75	N/A	100%
Clarksburg Lot	327 Washington Avenue, Clarksburg, WV	2/09/16	Parking Lot	$628,000	.81 acres	94	N/A	100%
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	2/12/16	Parking Lot	$2,438,000	.43 acres	72	N/A	76%
Bridgeport Fairfield	314 Fairfield Avenue, Bridgeport, Connecticut	03/30/16	Parking Facility	$7,800,000	1.01 acres	878	N/A	90%
Minneapolis City Parking	Hennepin, Minneapolis, MN	1/06/16	Parking Lot	$9,395,000	4.46 acres	270	N/A	87%
Fixed Assets				$88,000
			Total	$113,493,000

Property	Location	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	RAC-CC	150 Feet	SP+	02/01/14	5 yr. w/2 5 yr. ext.
Memphis Court	216 Court St, Memphis, TN	CBD	Unlimited	SP+	03/14/12	2 Years remaining
Memphis Poplar	212 Poplar Ave, Memphis, TN	CBD	Unlimited	Best Park	03/01/14	5 yr. w/2 5 yr. ext.
Kansas City	1130 Holmes St, Kansas City, MO	B4-5	Unlimited	SP+	03/14/12	15 Years
St. Louis	1300 Spruce St, St. Louis, MO	I (CBD)	200 Feet	SP+	12/01/13	5 yr. w/2 5 yr. ext.
Mabley Place	400 Race Street, Cincinnati, OH	DD-A	510 Feet	SP+	12/09/14	10 Years
Denver Sherman	1963 Sherman Street, Denver, CO	CMX-16	200 Feet	Denver SD	07/01/14	10 Years w/1 5 yr. ext.
Ft. Worth	814 Taylor Street, Fort Worth, Texas	CBD-H	Unlimited	SP+	03/16/15	10 Years
Milwaukee Old World	822 N. Old World Third Street, Milwaukee, WI	C9-E	40 Feet	SP+	03/31/15	5 yr. w/1 5 yr. ext.
St. Louis Convention	1010 Convention Plaza, St. Louis, MO	I (CBD)	200 Feet	SP+	05/13/15	5 yr. w/1 5 yr. ext.
Houston Saks Garage	611 Fannin Street, Houston, Tx	N/A	Unlimited	iPark	05/28/15	10 yr. w/1 5 yr. ext.
St. Louis Lucas	Lucas Ave, St. Louis, MO	I (CBD)	200 Feet	SP+	06/29/15	5 yr. w/1 5 yr. ext.
Milwaukee Wells	215 W. Wells Street, Milwaukee, WI	C9-E	40 Feet	SP+	06/30/15	10 Years
Wildwood NJ Lot	400 East Magnolia Ave, Wildwood, NJ	T/E	35 feet	SP+	1/1/16	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	120 E. Washington Street, Indianapolis, IN	CDB-1 RC	5 Stories	ABM	10/5/15	5 yr. w/1 5 yr. ext.
KC Cherry Lot	1109 Cherry Street, Kansas City, MO	UR	Per Plan	SP+	10/9/15	5 yr. w/1 5 yr. ext.
Indy WA Street	301 E. Washington Street, Indianapolis, IN	CBD-2	Unlimited	Denison	10/30/15	10 Years
Wildwood NJ Lot II	401 E. Glenwood Ave., Wildwood, NJ	T/E	35 feet	SP+	1/01/16	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	239 S. Meridian Street, Indianapolis, IN	CBD-2/RC	Unlimited	Denison Parking	1/20/2016	10 Years
Milwaukee Clybourn	412 E. Clybourn Street, Milwaukee, WI	C9F(A)	30 Feet	Secure Parking USA	2/1/2016	5 Years
Milwaukee Arena	1124 North Old World Third Street, Milwaukee, WI	RED	Unlimited	SP+	2/9/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	327 Washington Avenue, Clarksburg, WV	BPO	60 Feet	ABM	2/12/2016	5 Years
Denver 1935 Sherman	1935 Sherman Street, Denver, CO	CMX-16	200 Feet	SP+	3/30/2016	10 Years
Bridgeport Fairfield	314 Fairfield Avenue, Bridgeport, Connecticut	DVD-CORE	65 Feet	SP+	1/15/2016	10 Years
Minneapolis City Parking	Hennepin, Minneapolis, MN	B4C-1	Unlimited	SP+	1/15/2016	5 yr. w/1 5 yr. ext.

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

Acquisition Expense
During the three and nine months ended September 30, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Company's former Chief Investment Officer and former Chief Technology Officer, earned fees of approximately $0.2 and $0.4 million, respectively, for 1% commission on purchases. In addition, JNL Parking received brokerage fees from third parties. Dan Huberty, President of the Company received certain fees from JNL Parking for prior closings. This fee is no longer paid to Dan Huberty.  JNL Parking may continue to receive broker fees from the Company, for deals in which they acted as a broker, after John Roy and Lance Miller's employment ended with the Company.

Ownership of Company Stock

As of September 30, 2016, the Sponsor owned 22,222 shares of the Company's outstanding common stock, VRM I owned 73,164 shares of the Company's outstanding common stock, JNL Parking owned 66,457 shares of the Company's outstanding common stock, Dan Huberty owned 9,239 shares of the Company's outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See "Capitalization" under Note A "Organization, Business Operations and Capitalization" for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of September 30, 2016, VRM I and VRM II had notes receivable from the Advisor of approximately $4.6 million and $12.8 million, respectively, which amount has been fully impaired. The Advisor's ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company's investments in real estate.

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
Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company's shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company's assets or another liquidity event transaction approved by the Company's board.  As of September 30, 2016, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended September 30 2015, MVP REIT incurred approximately $0.4 million, in acquisition fees to the Advisor.  There were no fees earned in the three months ended September 30, 2016.  During the nine months ended September 30, 2016 and 2015, MVP REIT incurred approximately $1.1 million and $1.8 million, respectively, in acquisition fees to the Advisor.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  There can be no assurance as to if or when the Company will pursue a listing of its common stock on a national securities exchange.  Asset management fees for the three months ended September 30, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively.  Asset management fees for the nine months ended September 30, 2016 and 2015 were approximately $0.7 million and $0.3 million, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing.  In the case of a joint venture, the Company pays this fee only on the Company's pro rata share.  Debt financing fees for the three months ended September 30, 2016 and 2015 were approximately $32,000, and $18,000, respectively.  Debt financing fees for the nine months ended September 30, 2016 and 2015 were approximately $81,000, and $48,000, respectively.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company's economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the three and nine months ended September 30, 2016 and 2015.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method should be applied. The Company is currently evaluating the effect of this update on its consolidated financial statements.

Note I - Acquisitions
Minneapolis Venture and Minneapolis City Parking

On January 6, 2016, the Company along with MVP REIT II closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The Company's share of the purchase price is approximately $13.5 million plus closing costs and the Company will own an 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Parking, LLC and is leased by SP Plus Corporation under a net lease agreement where the Minneapolis City Parking, LLC is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs.  SP Plus Corporation will pay an annual rent of $800,000 for the Hennepin lot.  In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years. During June 2016, Minneapolis Venture entered into a purchase and sales agreement (the"PSA") to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  We will continue to market the property and account for this property as cost method investee – held for sale.

Indianapolis Meridian

On January 15, 2016, the Company closed on the purchase of a parking lot for approximately $1.6 million in cash plus closing costs.  The property is located at 239 S. Meridian Street, Indianapolis, Indiana.  The parking lot consists of approximately 10,290 square feet and has approximately 39 parking spaces. The parking lot is leased to Denison Parking, Inc., an Indianapolis parking operator. Denison Parking, Inc. pays annual rent of $95,000 and pays all regular occurring maintenance expenses associated with the parking lot other than property taxes. In addition, the lease provides revenue participation with MVP receiving 60% of gross receipts over $155,000. The term of the lease is 10 years.  During the three months ended September 30, 2016 the Company recorded a loss on impairment of $0.1 million in accordance with an appraisal received by the Company.

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

Bridgeport Fairfield

On March 30, 2016, the Company along with MVP REIT II, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company ("MVP Bridgeport"), an entity owned 90% by the Company and 10% by MVP REIT II, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut, for a purchase price of $7.8 million in cash plus closing costs of which MVP REIT's share was approximately $7.0 million.  The parking garage is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

The following table is a summary of the acquisitions for the nine months ended September 30, 2016:

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

Pro forma results of the Company
The following table of pro forma unaudited condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2016 and 2015, and assumes that the acquisitions were completed as of January 1, 2015.

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Revenues from continuing operations	$2,336,000	$1,776,000	$6,427,000	$4,369,000
Net income (loss) available to common stockholders	$(45,000)	$447,000	$(2,015,000)	$(336,000)
Net loss available to common stockholders per share – basic	$(0.00)	$0.05	$(0.18)	$(0.05)
Net loss available to common stockholders per share – diluted	$(0.00)	$0.05	$(0.18)	$(0.05)

Revenue and expenses of acquisitions since acquisition dates included in the unaudited condensed consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through September 30, 2016:

Revenue	$1,142,000
Expenses	(1,088,000)
Net income	$54,000

On August 18, 2016, we acquired an additional 13.3% tenant-in-common interest in the Mabley Place Garage, LLC, bringing our total ownership to 83.34%, for approximately $0.9 million.

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

On September 30, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns parking garage, for approximately $11.5 million in cash.  The Company's share of the purchase was approximately $2.3 million and the Company will own a 20% interest in the entity.  The parking garage is located at 205 2nd Avenue North, Nashville, TN (the "White Front Garage"). The White Front Garage consists of approximately 11,000 square feet with approximately 155 parking spaces.  The White Front Garage is leased by Premier Parking of Tennessee, LLC ("Premier Parking"), a parking operator with over 300 locations in nine different states, under a NNN lease agreement.  Premier Parking will pay annual rent of $700,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $850,000. The term of the lease will be for 10 years.
The following is a summary of MVP REIT's portion of the equity method investments purchased per their agreements:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

Cleveland West 9th	05/11/2016	$2,788,000	49%	51%
33740 Crown Colony	05/17/2016	$1,489,000	49%	51%
White Front Garage	09/30/2016	$2,307,000	20%	80%
Total		$6,584,000

Note K — Notes Payable

During January 2014, the entities holding four parking facilities (MVP PF Ft. Lauderdale 2013, LLC, MVP PF Memphis Court 2013, LLC, MVP PF Memphis Poplar 2013, LLC and MVP PF St. Louis 2013, LLC) issued a promissory note to Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, is secured by four parking facilities, matures in February 2019 and is payable in monthly principal and interest payments of approximately $25,000.

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

During April 2016, Minneapolis City Parking, LLC issued a promissory note to American National Insurance Company for $5.3 million loan secured by real property located in Minneapolis, Minnesota.  The loan has a term of 10 years and has an interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $29,000, maturing in April 2026.

During July 2016, Bridgeport Fairfield issued a promissory note to FBL Financial Group, Inc. for $4.4 million loan secured by real property located in Bridgeport, Connecticut.  The loan has a term of 10 years and has an annual interest rate of 4.00% and is payable in monthly installment payments of principal and interest totaling approximately $23,000, maturing in August 2026.
Total interest expense incurred for the three months ended September 30, 2016 and 2015 is $1.0 million and $0.3 million, respectively.  Total interest expense incurred for the nine months ended September 30, 2016 and 2015 is $1.6 million and $0.9 million, respectively.  Total loan amortization cost for the three months ended September 30, 2016 and 2015 is $39,000 and $27,000, respectively.  Total loan amortization cost for the nine months ended September 30, 2016 and 2015 is $113,000 and $59,000, respectively.

As of September 30, 2016, future principal payments on the notes payable are as follows:

2016	$246,000
2017	1,133,000
2018	1,188,000
2019	4,956,000
2020	1,187,000
Thereafter	40,558,000
Total	$49,268,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $919,000 as of September 30, 2016.

As of September 30, 2016, the principal balances on notes payable are as follows:

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
Ft. Lauderdale	208 SE 6th St, Ft Lauderdale, FL	$1,463,000	4.94%	2/1/2019
Memphis Court	216 Court St, Memphis, TN	137,000	4.94%	2/1/2019
Memphis Poplar	212 Poplar Ave, Memphis, TN	1,232,000	4.94%	2/1/2019
St. Louis	1300 Spruce St, St. Louis, MO	1,227,000	4.94%	2/1/2019
Mabley Place	400 Race Street, Cincinnati, OH	8,728,000	4.25%	12/26/2024
Ft. Worth	814 Taylor Street, Fort Worth, Texas	11,785,000	5.59%	8/1/2021
Houston Saks Garage	611 Fannin Street, Houston, TX	3,555,000	4.25%	8/1/2025
St. Louis Lucas	Lucas Ave, St. Louis, MO	3,447,000	4.59%	2/1/2026
Indy Garage	120 E. Washington Street, Indianapolis, IN	8,100,000	4.59%	2/1/2026
Minneapolis City Parking	1022 Hennepin Avenue, Minneapolis, MN	5,202,000	4.50%	4/30/2026
Bridgeport Fairfield	310 Fairfield Ave, Bridgeport, CT	4,392,000	4.00%	8/1/2026
Less loan issuance costs		(919,000)
Total		$48,349,000

Note L — Assets held for sale

As of September 30, 2016, we had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on an appraisal.  During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  We will continue to market the property and account for this property as cost method investee – held for sale.

Note M — Subsequent Events
The following subsequent events have been evaluated through the date of this filing with the SEC.

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT II, (the "REITs") through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

The foregoing summary is qualified in its entirety by reference to the Unsecured Credit Agreement and related documents, copies of which are attached as Exhibits 10.1 through 10.4 to the Company's Form 8-K filed on October 6, 2016 and incorporated herein by reference.

During October 2016, Cleveland West 9th and 33740 Crown Colony issued a promissory note to American National Insurance Company of New York for a $5.3 million loan secured by real properties located in Cleveland, OH, of which we own a 49% interest in these entities .  The loan has a term of 10 years, has an interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $30,000, maturing in October 2026.

On November 5, 2016, MVP REIT II, Inc. purchase 338,409 shares of MVP REIT, Inc's common stock from a unrelated third party for $3.0 million or $8.865 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. As used herein, the terms "we," "our" and "us" refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our "operating limited liability company," and to their subsidiaries.

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

As of September 30, 2016, we held a 51% or more interest in 25 properties, with initial purchase prices totaling approximately $117 million.  We owned 100% of 21 of these properties, three properties had common ownership with  MVP REIT II and one had common ownership with an unrelated third party.  One of the properties owned by us and MVP REIT II is currently listed for sale at $6.1 million.  In addition, we held a less than 50% ownership in three properties, where MVP REIT II owned the majority share, of which our share of the purchase price was approximately $6.6 million.    These properties were acquired with funds from the initial public offering, third party financing and the assumption of existing liabilities.

On January 6, 2016, the Company along with MVP REIT II closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The Company's share of the purchase price is approximately $13.5 million plus closing costs and the Company will own an 87.09% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Parking, LLC and is leased by SP Plus Corporation under a net lease agreement where the Minneapolis City Parking, LLC is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs.  SP Plus Corporation will pay a cumulative annual rent of $800,000.  In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  We will continue to market the property and account for this property as cost method investee – held for sale.  In addition, 10th Street lot is accounted for as held for sale as of September 30, 2016, see Note L — Assets held for sale.

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

During July 2016, Bridgeport Fairfield issued a promissory note to FBL Financial Group, Inc. for $4.4 million loan secured by real property located in Bridgeport, Connecticut.  The loan has a term of 10 years and has an annual interest rate of 4.00% and is payable in monthly installment payments of principal and interest totaling approximately $23,000, maturing in August 2026.

On September 30, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns parking garage, for approximately $11.5 million in cash.  The Company's share of the purchase was approximately $2.3 million and the Company will own a 20% interest in the entity.  The parking garage is located at 205 2nd Avenue North, Nashville, TN (the "White Front Garage"). The White Front Garage consists of approximately 11,000 square feet with approximately 155 parking spaces.  The White Front Garage is leased by Premier Parking of Tennessee, LLC ("Premier Parking"), a parking operator with over 300 locations in nine different states, under a NNN lease agreement.  Premier Parking will pay annual rent of $700,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $850,000. The term of the lease will be for 10 years.

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

The Company operates as a REIT.  The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder.  As a REIT, the Company is required to have a December 31 fiscal year end.  As a REIT, the Company will not be subject to federal income tax on income that is distributed to stockholders.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the offering.  In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).
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

VRM I, an OTC Pink Sheet-listed company, and VRM II, a Nasdaq-listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate.  As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Financial Statements of this unaudited Quarterly Report on Form 10-Q for more information.  As of September 30, 2016, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against MVP REIT II, VRM I and VRM II, all of whom are managed by affiliates of our sponsor, for the acquisition of investments. The Company believes this potential conflict with respect to VRM I and VRM II, is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. MVP REIT II has substantially the same investment strategy as the Company, in that MVP REIT II is also focused primarily on investments in parking facilities.  For additional discussion regarding potential conflicts of interests, please see "Risk Factors—Risks Related to Conflicts of Interest" and "Item 13 – Certain Relationships and Related Transactions, and Director Independence" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

As of September 30, 2016, we had acquired ownership interest in 25 properties of which our share of the purchase price totaled $117 million, including closing costs, which includes 4 properties with minority interests, held by third parties and MVP REIT II, and one property currently listed as held for sale for $6.1 million. These acquisitions were funded by the proceeds from our initial public offering, third party financing and the assumption of existing liabilities. We purchased the majority of the properties since January 1, 2015, and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as we seek to deploy our offering proceeds. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  As a result, the results of operations described below may not be indicative of future results of operations.

Comparison of operating results for the three months ended September 30, 2016, to the three months ended September 30, 2015:
Rental revenues (by property)		2016		2015
Ft. Lauderdale		$42,000		$42,000
Memphis Court		4,000		4,000
Memphis Poplar		68,000		69,000
Kansas City		29,000		30,000
St. Louis		63,000		62,000
Mabley Place	(a)	507,000	(b)	389,000
Denver Sherman		9,000		9,000
Fort Worth		375,000		374,000
Milwaukee Old World		40,000	(c)	53,000
St. Louis Convention		75,000		46,000
Houston Saks Garage		153,000		149,000
St. Louis Lucas		86,000		55,000
Milwaukee Wells		70,000		71,000
Wildwood NJ		19,000		--
Indy Garage	(a)	236,000		--
KC Cherry Lot	(a)	26,000		--
Indy WA Street		94,000		--
Indianapolis Meridian		24,000		--
Milwaukee Clybourn		5,000		--
Milwaukee Arena		54,000		--
MVP Clarksburg Lot		14,000		--
Denver 1935 Sherman		30,000		--
Bridgeport Fairfield		113,000		--
Minneapolis City Parking		200,000		--
Total revenues		$2,336,000		$1,353,000

(a) Includes percentage rent from properties where gross revenue was above the set threshold in 2016 as follows:
Mabley Place - $157,000
Indy Garage - $48,000
KC Cherry Lot - $9,000

(b)  Includes percentage rent from properties where gross revenue was above the set threshold in 2015 as follows:
Mabley Place - $42,000

(c)  Includes October 2015 rent.

Total rental revenue earned is from our 25 consolidated properties which have continued operations.  Assets purchased in 2012 and 2013 were sold as of December 31, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Operating expenses	2016	2015
General and administrative	$190,000	$198,000
Acquisition expenses	337,000	153,000
Acquisition expenses – related party	--	75,000
Operation and maintenance	747,000	271,000
Loss on impairment	100,000	--
Depreciation	326,000	221,000
Total operating expenses	$1,700,000	$918,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  Operation and maintenance expense increased due to the addition of properties and their related property tax.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties.  During the three months ended September 30, 2016 the Company recorded a loss on impairment of $0.1 million on Indy Meridian in accordance with an appraisal received.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Other income and expense	2016	2015
Interest expense	$(621,000)	$(365,000)
Income from investment in equity method investee	58,000	--
Total other expense	$(563,000)	$(365,000)

Interest expense increased due to the assumption of debt through acquisitions, through third party financing and the financing of our Directors and Officers Liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.  Total interest expense incurred for the three months ended September 30, 2016 and 2015 is $1 million and $0.3 million, respectively.  Total loan amortization cost for the three months ended September 30, 2016 and 2015 is $39,000 and $27,000, respectively.

See Note K – Notes Payable of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes	2016	2015
Income (loss) from assets held for sale, net of income taxes	$(63,000)	$34,000
Total income (loss) from discontinued operations	$(63,000)	$34,000

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

Comparison of operating results for the nine months ended September 30, 2016, to the nine months ended September 30, 2015:

Rental revenues (by property)		2016		2015
Ft. Lauderdale		$127,000		$127,000
Memphis Court		12,000		12,000
Memphis Poplar		205,000		205,000
Kansas City		88,000		88,000
St. Louis		188,000		180,000
Mabley Place*	(a)	1,219,000	(b)	1,171,000
Denver Sherman		26,000		24,000
Fort Worth		1,127,000		812,000
Milwaukee Old World		120,000	(c)	80,000
St. Louis Convention	(a)	184,000		71,000
Houston Saks Garage	(a)	465,000		205,000
St. Louis Lucas		197,000		55,000
Milwaukee Wells		210,000		71,000
Wildwood NJ		23,000		--
Indy Garage	(a)	611,000		--
KC Cherry Lot	(a)	58,000		--
Indy WA Street		285,000		--
Indianapolis Meridian		67,000		--
Milwaukee Clybourn		14,000		--
Milwaukee Arena		145,000		--
MVP Clarksburg Lot		35,000		--
Denver 1935 Sherman		76,000		--
Bridgeport Fairfield		224,000		--
Minneapolis City Parking		579,000		--
Total revenues		$6,285,000		$3,101,000

(a) Includes percentage rent from properties where gross revenue was above the set threshold in 2016 as follows:
Mabley Place - $157,000
Indy Garage - $48,000
KC Cherry Lot - $9,000
St. Louis Convention - $40,000
Houston Saks Garage - $11,000
St. Louis Lucas - $29,000

(b) Includes percentage rent from properties where gross revenue was above the set threshold in 2015 as follows:
Mabley Place - $42,000

(c)  Includes October 2015 rent.

Total rental revenue earned is from our 25 consolidated properties which have continued operations.  Assets purchased in 2012 and 2013 were sold as of December 31, 2015 and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.  Increase in total rental revenues is mainly due to the additional properties owned and operated by the Company during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

*During the 2015 audit of the consolidated financial statements it was determined that the deferred revenue adjustment in regards to Mabley Place needed to be reversed.  The adjustment of approximately $138,000 for the nine months ended September 30, 2015 was posted with a year-end date.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating expenses	2016	2015
General and administrative	$1,208,000	$650,000
Acquisition expenses	765,000	481,000
Acquisition expenses – related party	1,326,000	1,856,000
Operation and maintenance	2,269,000	606,000
Loss on impairment	100,000	--
Depreciation	934,000	518,000
Total operating expenses	$6,602,000	$4,111,000

Increase in operating expenses is mainly due to the additional properties owned and operated by the Company during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Operation and maintenance expense increased due to the addition of properties and their related property tax.  Depreciation expense increased, and will continue to increase, as the Company builds its portfolio of properties. During the nine months ended September 30, 2016 the Company recorded a loss on impairment of $0.1 million on Indy Meridian in accordance with an appraisal received.

See Note I – Acquisitions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Other income and expense	2016	2015
Interest expense	$(1,682,000)	$(935,000)
Income from investment in equity method investee	61,000	--
Loss on acquisition of investment in real estate	(2,000)	--
Interest income	1,000	--
Total other expense	$(1,622,000)	$(935,000)

Interest expense increased due to the assumption of debt through acquisitions, through third party financing and the financing of our Directors and Officers Liability Insurance.  The interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.  Total interest expense incurred for the nine months ended September 30, 2016 and 2015 is $1.6 million and $0.9 million, respectively.  Total loan amortization cost for the nine months ended September 30, 2016 and 2015 is $113,000 and $59,000, respectively.

See Note K – Notes Payable of the Notes to the unaudited condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes	2016	2015
Income (loss) from assets held for sale, net of income taxes	$(182,000)	$189,000
Gain on sale of investment in real estate held for sale	--	288,000
Other discontinued operation expense	--	--
Total income (loss) from discontinued operations	$(182,000)	$477,000

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

Our calculation of FFO and MFFO, attributable to common shareholders is presented in the following table for the three and nine months ended September 30, 2016 and September 30, 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to MVP REIT, Inc. common shareholders	$(45,000)	$56,000	$(2,157,000)	$(1,604,000)
Subtract:
Deferred rental assets	(166,000)	(27,000)	(82,000)	(150,000)
Gain on Sale of REO	--	--	--	(288,000)
Add:
Depreciation and amortization of real estate assets	326,000	221,000	934,000	518,000
Asset impairment write-downs	100,000	--	100,000	--
FFO	215,000	250,000	(1,205,000)	(1,524,000)
Add:
Acquisition fees and expenses to non-affiliates	337,000	153,000	765,000	481,000
Acquisition fees and expenses to affiliates	--	75,000	1,326,000	1,856,000
MFFO attributable to MVP REIT, Inc common shareholders	$552,000	$478,000	$886,000	$813,000

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

Net cash used in operating activities for the nine months ended September 30, 2016 was $0.8 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $23.1 million and consisted mainly of cash used in investment of real estate of approximately $10.0 million, investment in equity method investee of approximately $6.6 million and $6.1 million used in investment in real estate held for sale. Approximately $0.3 million is on deposit for future acquisitions.

Net cash provided by financing activities totaled $16.8 million and consisted of proceeds from a promissory notes of approximately $21.3 million, payments on redeemed shares of approximately $1.2 million, payments on notes payable of approximately $0.8 million, capital contributions from non-controlling interests of approximately $3.4 million, purchase of non-controlling interest of approximately $0.8 million and distributions to stockholders and non-controlling interest of approximately $4.1 million and $1.1 million, respectively.
As of September 30, 2016, the Company has eight promissory notes in the aggregate amount of approximately $49.3 million secured by our real estate.  Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT II, through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

The foregoing summary is qualified in its entirety by reference to the Unsecured Credit Agreement and related documents, copies of which are attached as Exhibits 10.1 through 10.4 to the Form 8-K filed by the Company on October 6, 2016, and incorporated herein by reference.

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

Management Compensation Summary
The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the nine months ended September 30, 2016 and 2015.

	For the nine months ended September 30,
	2016	2015

Acquisition Fees – related party	$1,326,000	$1,856,000
Asset Management Fees	694,000	324,000
Debt Financing Fees	81,000	48,000
Total	$2,101,000	$2,228,000

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

From inception through September 30, 2016, the Company has paid approximately $12.0 million in distributions including approximately $2.6 million in DRIP distributions to the Company's stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, the significant majority of distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	1,461,000	205,000	1,666,000	20,000
3rd Quarter, 2016	1,616,000	42,000	1,658,000	370,000
Total 2016	$4,118,000	$868,000	$4,986,000	$(789,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the nine months ended September 30, 2016 and 2015 was approximately zero.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of September 30, 2016.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016.

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
Contractual Obligations

The following is a summary of our gross contractual obligations as of September 30, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$49,268,000	$246,000	$2,321,000	$6,143,000	$40,558,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$49,268,000	$246,000	$2,321,000	$6,143,000	$40,558,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $919,000 as of September 30, 2016.

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

As of September 30, 2016, the Company's debt consisted of approximately $49.3 million in fixed rate debt and no variable rate debt. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of September 30, 2016:

	For the Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$246,000	$1,133,000	$1,188,000	$4,956,000	$1,187,000	$40,558,000	$49,268,000	$41,700,000
Average interest rate	4.86%	4.83%	4.83%	4.90%	4.83%	4.79%

Market risk disclosure does not reflect the unamortized loan issuance cost of $919,000 as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended September 30, 2016.

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

As of September 30, 2016, the Company had 10,972,898 shares of common stock issued and outstanding for a total of approximately $91,996,000, less offering costs.

The following is a table of summary of offering proceeds from inception through September 30, 2016:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	8,631,754	$75,348,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	299,172	2,613,000
Redeemed shares	--	(182,597)	(1,634,000)
Distributions –Cash	--	--	(11,982,000)
Contribution from Advisor	--	--	8,114,000
Total	1,000	10,972,898	$92,007,000

Share Repurchase Program

As of the date of this filing, 182,597 shares have been redeemed and the Company has received additional requests for repurchase of 31,766 shares in the amount of approximately $290,344, which exceeds the amount allowable for 2016 repurchase and will be paid in April 2017 which will be the next date shares will be available for repurchase.  The SRP will be terminated if and when the Company's common shares are listed on a national securities exchange.

ITEM 5. OTHER INFORMATION
During the third quarter of 2016, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
101(1)
The following materials from the Company's Quarterly report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet as of September 30, 2016 and December 31, 2015 (unaudited), (ii) Statements of Operations for the period for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Statement of Equity (Deficit) for the nine months ended September 30, 2016 (unaudited), (iv) Statement of Cash Flows for the nine months ended September 30, 2016, and 2015 (unaudited) (v) Notes to Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	November 9, 2016

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	November 9, 2016