Form 10-K
MVP REIT, Inc.
filed 2017-03-24
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180741

MVP REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	45-4963335
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. SUNSET RD SUITE 240, LAS VEGAS, NV  89148
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number: (858) 369-7959

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Class	Market Value as of June 30, 2016
Common Stock, $0.001 Par Value	$99,766,791

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 21, 2017
Common Stock, $0.001 Par Value	10,978,745

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this "Annual Report") that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as "may," "should," "expect," "could," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as the majority of our properties were purchased within the last two years;
•	the fact that we have had a net loss for each annual period since inception;
•	the performance of properties the Company has acquired or may acquire or loans that the Company may make that are secured by real property or;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•
risks inherent in the real estate business, including ability to secure leases at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under "Risk Factors," the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1. BUSINESS

General

MVP REIT, Inc. (the "Company" or "MVP") was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Pursuant to its initial public offering (the "Offering"), which closed in September 2015, the Company issued 10,856,323 shares of its common stock for which it received net proceeds of approximately $97.3 million. Of this amount, approximately $19.5 million of shares were issued in consideration of the contribution of commercial properties to the Company. The Company has also registered up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

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

The Company's investment strategy was originally to invest available net proceeds from its Offering in direct investments in real property and real estate secured loans that met the Company's investment objectives and strategies. In March 2014, the Company's board of directors approved a plan to increase the focus of the Company's investment strategy on parking and self-storage facilities located throughout the United States as the Company's core assets. As part of this strategy, the Company exchanged office properties with affiliated entities to exchange all of its ownership interests in certain non-core assets (consisting of four office buildings) for all of the affiliated entities' ownership interests in five parking facilities and one self-storage facility. The property exchanges were consummated on April 30, 2014.

In June 2014, the Company's board decided to further focus its efforts primarily on parking facilities. Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings owned by the Company to affiliates of its advisor, Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Pink Sheets-listed company ("VRM I") and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company that has provided notice of its intent to delist from Nasdaq, to be effective on or about March 30, 2017 ("VRM II"). The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

In June 2016, the Company and MVP REIT II, Inc. ("MVP REIT II") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. The Company's board had authorized taking such action in March 2016. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value. The Company currently expects that no decision on this matter will be made during the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement of the DRIP in July 2016, since no decision on liquidity is expected until during the second fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013, on February 10, 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).

Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

From inception through December 31, 2016, the Company has paid approximately $13.6 million in distributions including approximately $2.9 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital. The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings. The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted

The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer. The Company's advisor is MVP Realty Advisors, LLC (the "Advisor"). VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I. Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I and VRM II. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to an advisory agreement between the Company and the Advisor (the "Advisory Agreement").

The Company is the sole member of its operating limited liability company, MVP Real Estate Holdings, LLC, a Nevada limited liability company ("REH"). Substantially all of the Company's business is conducted through our wholly owned subsidiary REH. The operating agreement provides that REH is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that REH is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code, which classification could result in REH being taxed as a corporation

Investment Objectives

Our primary investment objective is to generate current income. The Company anticipate generating current income from rent and other income from properties acquired.

The Company may also seek to realize growth in the value of our investments by timing their sale to maximize value. However, the Company cannot assure investors that MVP will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, our advisor will have substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets. Our board of directors, including our independent directors, will review our investment policies at least annually to determine whether our investment policies continue to be in the best interests of our stockholders. Each determination and the basis therefore shall be set forth in the applicable board meeting minutes.

Current Investment Focus and Expansion of Geographic Focus

Parking Facilities

Based on current market conditions and other factors, MVP has decided that a significant focus of our investment strategy will be on parking facilities, including parking lots, parking garages and other parking structures.

The Company believes parking facilities possess attractive characteristics not found in other commercial real estate investments, including the following:
•	generally can be leased to any number of parking operators, which gives the property owner flexibility and pricing power
•	if a tenant that operates a facility terminates a lease, replacement operators can generally be found quickly, minimizing any dark period;
•	generally, no leasing commissions;
•	generally, no tenant improvement requirements;
•	relatively low capital expenditures; and
•	in light of the relatively low up-front costs, an enhanced opportunity for geographic diversification.

Moreover, MVP believe the REIT industry is evolving, with more REITs moving towards specializing in particular types of properties or property location rather than building a diversified portfolio of properties. Therefore, our board has determined that diversification of our portfolio may not enhance shareholder value and would come at the expense of potentially developing specialized expertise in investments in parking facilities that could provide us with a competitive advantage and distinguish us from other REIT investments in the marketplace.

The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a single parking facility. The owner of a parking facility may operate the facility or may engage a management company for this purpose. Location is critically important to the performance of parking facilities. Parking rates and ancillary services offered at the facility (such as car wash or electric car charging stations) may also influence a driver's decision to use a particular parking facility. The performance of parking facilities may fluctuate significantly based on economic trends. For example, the National Parking Association reported that 96% of airport parking lots experienced a decline in parked vehicles from 2008 to 2009, with 58% reporting a decline of more than 10%, as a result of reduced air travel during the 2008/2009 recession.

The Company's parking facilities are typically operated through triple net or modified net leases under which MVP relies upon the lessee to manage and conduct the daily operations of the facilities. Leases generally have terms of three to ten years, and may provide for rent based on the performance of the leased parking facility.  In addition, under a net lease arrangement, the lessee is generally responsible for all of the operating expenses at our leased location.

Our Advisor will have substantial discretion with respect to the selection of specific properties. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, the Company and our Advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for parking facilities in the area;
•	a property's geographic location and type;
•	a property's physical location in relation to population density, traffic counts and access;
•	construction quality and condition;
•	potential for capital appreciation;
•	proposed purchase price, terms and conditions;
•	historical financial performance;
•	rental/parking rates and occupancy/use levels for the property and competing properties in the area;
•	the terms and conditions of any lease or management contract for a particular parking facility;
•	potential for rent increases;

•	demographics of the area;
•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•	potential capital improvements and reserves required to maintain the property;
•	prospects for liquidity through sale, financing or refinancing of the property;
•	potential competitors;
•	the potential for the construction of new properties in the area;
•	treatment under applicable federal, state and local tax and other laws and regulations;
•	evaluation of title and obtaining of satisfactory title insurance; and
•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that MVP may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds available for investments. Moreover, depending upon real estate market conditions, economic changes and other developments, our board of directors may change our targeted investment focus or supplement that focus to include other targeted investments from time to time without stockholder consent. Notwithstanding the foregoing, MVP has agreed that no more than 25% of the gross proceeds from our initial public offering will be used to invest in real properties other than parking facilities.  See "Risk Factors – Stockholders will not have the opportunity to evaluate additional investments before we make them, which makes investment in our shares more speculative."

Concentration

The Company had nine, six and two parking tenants as of December 31, 2016, 2015 and 2014, respectively. One tenant, Standard Parking + ("SP+"), represented a concentration for the years ended December 31, 2016, 2015 and 2014, in regards to parking base rental revenue.  During the years ended December 31, 2016, 2015 and 2014, SP+ accounted for 68%, 76% and 87%, respectively, of the parking base rental revenue.  No other tenants represented more than 10% of our base rental revenue during 2016.

Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. The Company may depend upon VRM I and VRM II, the owners of the Advisor, to support and fund the Company's costs and expenses.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates, including VRM I and VRM II. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Competition

Outside of affiliates, the Company is unaware of any REITs in the United States that invest predominantly in parking facilities; nevertheless the Company has significant competition with respect to the acquisition of real property. Competitors include other REITs, owners and managers of parking facilities, private investment funds, hedge funds, and other investors, many of which have significantly greater resources.  The Company may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If the Company pays higher prices for investments the returns will be lower and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

Any parking facilities acquired or invested in will face intense competition, which may adversely affect rental and fee income. The Company believes that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities acquired may compete with building owners that provide on-site paid parking. Many of the competitors have more experience in owning and operating parking facilities. Moreover, some of the competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 will be sustained upon examination of the Internal Revenue Code of 1986, as amended (the "Code") and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position, including resolutions of any related appeals or litigation process, based on the technical merits. Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements. The net income tax provision for the years ended December 31, 2016 and 2015 was approximately zero.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. MVP intends to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, MVP is subject to various environmental laws of federal, state and local governments. In particular, under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with our ownership of parking facilities, MVP may be potentially liable for any such costs.

The Company does not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. However, MVP cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which MVP holds an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

The Company does not currently have any employees nor does MVP currently intend to hire any employees who will be compensated directly by us. The Company relies on employees of the Advisor and its affiliates, subject to the supervision of our board of directors, to manage our day-to-day activities, implement our investment strategy and provide management, acquisition, advisory and administrative services.

Available Information

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information the Company filed electronically with the SEC. Access to these filings is free of charge and can be accessed on our website, www.mvpreit.com.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones MVP faces but do represent those risks and uncertainties that the Company believes are material to us. Additional risks and uncertainties not presently known to us or that the Company currently deems immaterial may also harm our business.
Risks Related to an Investment in Us
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with accounting principles generally accepted in the United States of America) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
We have paid, and may continue to pay, our distributions from sources other than cash flow from operations, which has reduced the funds available for the acquisition of properties and may reduce our stockholders' overall return.
As of December 31, 2016, we have paid all of our distributions from proceeds from issuance of our common stock in the offering or under our distribution reinvestment plan and constituted a return of capital.  Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations.  However, we may not generate sufficient cash flow from operations to fund distributions.  Therefore, we may need to continue to utilize proceeds from the sale of securities, borrow funds or request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses in order to make cash distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we continue to pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and stockholder overall return may be reduced.
Because we have paid, and may continue to pay, our cash distributions from sources other than cash flow from operations, such distributions may not reflect the current performance of our real property investments or our current operating cash flows, and may constitute a return of capital or taxable gain from the sale or exchange of property.
Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we have utilized offering proceeds to make cash distributions.  Because the amount we pay out in distributions may exceed our cash flow from operations, the amount of distributions paid at any given time may not reflect the current performance our real property investments or our current cash flow from operations. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of capital (rather than a return on capital) and could reduce a stockholder's basis in our stock. A reduction in a stockholder's basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

We depend upon our advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. While our advisor's personnel have substantial experience in investing in real estate secured loans, they have only limited experience in making direct investments in real estate. Stockholders will have no opportunity to evaluate the economic merits or the terms of our investments and must rely entirely on the management abilities of our advisor and the oversight of our board of directors. We cannot assure stockholders that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable, or be limited in our ability, to pay distributions and we may not be able to meet our investment objectives.
Our sponsor and its other affiliated entities, including MVP REIT II, Inc. ("MVP REIT II"), a publicly registered non-traded REIT managed by our advisor, also rely on Michael V. Shustek for investment opportunities. MVP REIT II also invests in parking assets in the United States and Canada, has completed its initial public offering of common shares, and is seeking to raise additional funds through a private placement of preferred stock to accredited investors. To the extent that our advisor's real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
Any adverse changes in our advisor's financial health or our relationship with our advisor or its affiliates could hinder our operating performance and the return on our stockholders' investment.
We have engaged our advisor to manage our operations and our portfolio of investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates, as well as our advisor's real estate, finance and securities professionals, in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.  We also depend upon Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., the owners of our advisor, to continue to support and fund our costs and expenses.  Any adverse changes in our advisor's financial condition or our relationship with our advisor, its owners or its other affiliates could hinder our advisor's ability to successfully manage our operations and our portfolio of investments.
The loss of key real estate, finance and securities professionals at our sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of a stockholder's investment.
Our prospects for success depend to a significant degree upon the contributions of Michael V. Shustek who would be difficult to replace.  If he were to cease his association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our prospects for future success depend, in large part, upon our sponsor and its affiliates' ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.

Stockholders will not have the opportunity to evaluate additional investments before we make them, which makes investment in our shares more speculative.
Our current investment strategy is to focus predominantly on parking facilities, and we have agreed that no more than 25% of the gross proceeds from our initial public offering may be used to invest in real properties other than parking facilities. Stockholders will not have an opportunity to evaluate our future investments, and will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors and our advisor will have broad discretion in implementing our investment strategy, objectives and policies. These factors increase the risk that a stockholder's investment may not generate returns comparable to our competitorsand may hinder a stockholder's ability to achieve its own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
There can be no assurance that we will effect a liquidity event. If we do not successfully implement a liquidity transaction, stockholders may have to hold their investment for an indefinite period.
There currently is no public market for our common stock and there may never be one. In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the listing of shares of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets; or (3) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company. In June 2016, the Company and MVP REIT II jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. After reviewing the Ladenburg Thalmann's completed evaluation, our board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value. We currently expect that no decision on this matter will be made until the second quarter of 2017. There can be no assurance that we will cause a liquidity event to occur at such time or at all. If we do not pursue a liquidity transaction our shares of common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investments.
A stockholder's ability to have its shares repurchased is limited under our share repurchase program, and if a stockholder is able to have its shares repurchased, it may be at a price that is less than the price such stockholder paid for the shares and the then-current market value of the shares.
Our share repurchase program contains significant restrictions and limitations. For example, stockholders must generally hold their shares for a minimum of one year before they can participate in our share repurchase program. Further, we presently intend to limit the number of shares to be repurchased during any calendar quarter to not more than 2.00% of the number of shares of our common stock outstanding on December 31st of the prior calendar year. Repurchases will be funded solely from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year. Our board of directors may also limit the amounts available for repurchase at any time in its sole discretion. In addition, our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days prior notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase program.
Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchase Program" for a description of the terms and limitations associated with our share repurchase program. As a result of these limitations, the repurchase price stockholders may receive upon any such repurchase may not be indicative of the price stockholders would receive if our shares were actively traded or if we were liquidated, and stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

Risks Related to Our Investments
We may be unable to successfully invest in or acquire properties situated in parts of the United States where we do not have extensive experience.
We intend to explore investments in and acquisitions of properties throughout the United States. Our company's historical experience has been primarily in the Western and Southwestern regions of the United States and other areas where our affiliates and correspondents have experience. We may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets we enter, which could adversely affect our ability to successfully expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently identify suitable investments or manage properties in distant markets. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or investments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing on acceptable terms for the acquisition or development and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new markets, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Our revenues will be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.
We have decided that a predominant focus for our portfolio of investments and acquisitions will be parking facilities. There are no specific targets for such properties as a percentage of our total portfolio, nor are there any limitations in this regard. However, based on our current investment strategy to focus predominantly on parking facilities, a substantial percentage of our portfolio will consist of parking and similar properties, and we have agreed that no more than 25% of the gross proceeds from our initial public offering may be used to invest in real properties other than parking facilities.  A decrease in the demand for parking facilities, or other developments adversely affecting such sector of the property market, including a downturn in the economy, emergency safety measures, natural disasters and acts of terrorism, would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. Adverse developments affecting such sectors of the property market could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to stockholders.
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
If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, our lessees may lose potential or existing customers and we may be pressured to discount their rates to retain business and to reduce rents paid to us. As a result, our ability to make distributions to stockholders may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

Our leases expose us to certain risks.
We operate our parking facilities through net leases. We rely upon the lessee to manage and conduct the daily operations of the facilities. In addition, under a net lease arrangement, the lessee is generally responsible for all of the operating expenses, taxes and fees at our leased location. The loss or renewal on less favorable terms of a lease, or a breach or other failure to perform by a lessee under a lease, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental and other income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.
Deterioration in economic conditions in general and other factors could reduce the demand for parking and, as a result, reduce our revenues and adversely affect our financial condition.
Adverse changes in global, national and local economic conditions could have a negative impact on our business. If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for parking services, our revenues could be reduced. Adverse changes in local and national economic conditions could also reduce parking spaces or depress prices for parking services. In addition, our parking facilities tend to be concentrated in urban areas. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Weather conditions, including fluctuations in temperatures, hurricanes, snow or severe weather storms, earthquakes, drought, heavy flooding, natural disasters or acts of terrorism also may result in reduced levels of travel and use of our parking facilities and require increase in certain expenditure costs, all of which could adversely impact our revenues and our ability to make distributions to our stockholders. Moreover, changing lifestyles and technology innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ride sharing companies or elects to take public transit for their transportation needs.  Future technology innovations, such as driverless vehicles, also may decrease the need for parking spaces.  These and other developments affecting the demand for parking could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to shareholders.
Our business strategy contemplates that certain of our investments may be in real estate markets that have suffered significant declines in value in recent years. As a result, such investments may entail greater risk of loss resulting in a decline in the value of our shares and reduced distributions to stockholders.
Our sponsor's historic experience is primarily in states in the Western and Southwestern United States such as Nevada, Arizona, California, Texas and Utah. The real estate markets in a number of these states have suffered significant declines in value over the last several years. One of our business strategies contemplates investing in under-valued properties, including in the Western and Southwestern United States, and seeking to profit from future appreciation in such properties, as well as lending to borrowers who are developing properties with significant growth potential in such geographic markets.
As the real estate markets in which we operate have begun to improve, it may become more difficult for us to identify undervalued property or suitable borrowers to execute this business strategy.  Even if we are able to identify such potential investments, we continue to bear the risks that we may acquire properties that fail to appreciate in value and we may make loans to borrowers who are unable to complete their projects and repay their loans as a result of persistent weakness in local real estate markets or other factors. In such event, the value of our investments may decline and we may experience a high level of defaults on our loans, resulting in a likely decline in the value of  our shares of common stock and reduced distributions to our stockholders.

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
We are subject to the risk that our investments may not generate sufficient rental and other revenues to meet our operating expenses and other obligations. Such a deficiency could result in an adverse impact our economic performance and the value of our investments. Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our investments may include:
•	property damage and other losses from natural disasters such as hurricanes, earthquakes, adverse weather conditions and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	inability to locate or finance property acquisitions on favorable terms or at all;
•	vacancies or inability to rent space or engage a manager on favorable terms or at all;

•	inability to collect rent from lessees;
•	increased operating costs, including insurance premiums, maintenance and repair costs, and taxes, to the extent not otherwise passed through to tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	the potential for uninsured or underinsured property losses. and
•	the relative illiquidity of real estate investments.
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
Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on stockholder's investment.
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
The bankruptcy, insolvency or other loss of a significant lessee may adversely impact our operations and our ability to pay distributions to our stockholders.
A single lessee accounted for more than a majority of our parking base rental revenue as of December 31, 2016 and 2015.  See "Item 1. Business – Current Investment Focus and Expansion of Geographic Focus – Concentration" for more information. The inability of any of our significant lessee to pay rent or fees or a decision by a significant lessee to terminate a lease agreement prior to, or at the conclusion of, their term could have a significant negative impact on our results of operations or financial condition if a suitable replacement lessee is not secured in a timely manner. The bankruptcy, insolvency or other loss of a significant lessee may have an adverse impact on our income and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.
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

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect stockholder returns.
Our real properties may incur casualty losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.
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
Under certain joint venture arrangements, neither party has the power to control the joint venture, potentially resulting in an impasse, which might have a negative influence on the joint venture and decrease potential returns to stockholders. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may seek to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.
Delays in the acquisition, development and construction of real property may have adverse effects on our results of operations and returns to our stockholders.
Delays we encounter in the selection, acquisition and development of real property could adversely affect stockholder returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction.
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
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, operations of our parking facilities and other tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, oil leaks and other vehicle discharge, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to stockholders.

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
Investment in real property may be subject to the Americans with Disabilities Act of 1990, as amended, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA's requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.
Real property is an illiquid investment, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.
Real property is an illiquid investment. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Additionally, we may acquire real properties that are subject to contractual "lock-out" provisions that could restrict our ability to dispose of the real property for a period of time.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.
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
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. We may not be able to terminate our hedging positions or dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
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
Some of our assets will be classified for accounting purposes as "available-for-sale." These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders' equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.
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
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or "FFO." The National Association of Real Estate Investment Trusts, or "NAREIT," an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO, which includes adding back real estate impairment charges for all periods presented, however, under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent.
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
However, FFO should not be construed to be equivalent to or a substitute for the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO measures and the adjustments to U.S. GAAP in calculating FFO. Furthermore, FFO is not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with U.S. GAAP, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment indicates that the property's operating performance may have been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.  In addition, the Company has purchased a Cybersecurity insurance policy to mitigate our risks.

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
Interest we pay on our debt obligations will reduce cash available for distributions.  As interest rates are expected to rise in the coming years, we anticipate incurring increased borrowing costs. Moreover, if we incur variable rate debt, increases in interest rates would increase our interest costs. Higher borrowing costs would reduce our cash flows and our ability to make distributions to stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.
Instability in the debt markets may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, we run the risk of being unable to refinance any mortgage debt on our properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property's property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of a stockholder's investment.
Our charter does not limit us from incurring debt until our borrowings would exceed 300% of our net assets. Further, we can increase our borrowings in excess of 300% of our net assets, if a majority of our independent directors approve such increase and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of a stockholder's investment.
We expect to use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
On October 5, 2016, we and MVP REIT, as borrowers, through our respective operating partnerships, entered into an unsecured credit agreement with KeyBank, National Association as the administrative agent and KeyBanc Capital Markets as the lead arranger.  Pursuant to the unsecured credit agreement, the borrowers were provided with a $30 million unsecured credit facility, which may be increased up to $100 million, in minimum increments of $10 million, for a maximum of $70 million increase. The unsecured credit facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.
We expect to use credit facilities to finance some of our investments. To the extent these credit facilities contain mark-to-market provisions, if the market value of the real estate secured loans pledged by us declines in value due to credit quality deterioration, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. In a weakening economic environment, we would generally expect credit quality and the value of the real estate secured loans that serve as collateral for our credit facilities to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.
Risks Related to Conflicts of Interest
The fees we pay to affiliates, including in connection with our initial public offering and the acquisition and management of our investments, were not determined on an arm's length basis; therefore, we do not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.
The fees being paid to our advisor, MVP American Securities (our affiliated selling agent) and other affiliates for services they provide for us were not determined on an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our executive officers and our advisor's key real estate, finance and securities professionals will face conflicts of interest caused by our compensation arrangements with our advisor and its affiliates, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and our advisor's key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of our sponsor, our affiliated selling agent and other affiliated entities. Our advisor, our affiliated selling agent and other affiliated entities will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our advisor and its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:
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
The fees our advisor receives in connection with transactions involving the acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. Additionally, the payment of certain fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In evaluating investments and other management strategies, the opportunity to earn fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates' compensation from us and other affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay distributions to stockholders or result in a decline in the value of their investments.
Our sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce a stockholder's overall investment return.
Our advisor relies upon the key real estate, finance and securities professionals of our sponsor to identify suitable investment opportunities for us. Our sponsor and other affiliated entities, including MVP REIT II, a publicly registered non-traded REIT that is also seeking to invest primarily in parking assets, also rely on many of the same real estate, finance and securities professionals. Our investment strategy is similar to that of MVP REIT II. When these real estate, finance and securities professionals direct an investment opportunity to any affiliated entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, available cash and existing portfolio of each entity. There are no specific guidelines to govern the allocation of investment opportunities among MVP REIT II and our affiliated entities.  The allocation of investment opportunities could result in our investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to stockholders.
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
Our advisor's real estate, finance and securities professionals acting on behalf of our advisor will face competing demands relating to their time and this may cause our operations and a stockholder's investment to suffer.
Our advisor relies on the real estate, finance and securities professionals of our sponsor performing services for us on behalf of our advisor, including Michael V. Shustek, for the day-to-day operation of our business, who is also an executive officer of other affiliated entities. As a result of his interests in other affiliated entities and the fact that he engages in and will continue to engage in other business activities on behalf of himself and others, Michael V. Shustek will face conflicts of interest in allocating his time among us, our sponsor and other affiliated entities, including MVP REIT II which is currently conducting a public offering, and other business activities in which he is involved. These conflicts of interest could result in declines in the returns on our investments and the value of a stockholder's investment.

Our advisor may have conflicting fiduciary obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
We have co- invested in property together with one or more of our affiliates, including with the owners of our advisor, Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., and MVP REIT II.  We may make additional co-investments in real estate of real estate-secured loans with our affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
Our executive officers and our advisor's key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and our advisor's key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of our sponsor, our advisor, MVP REIT II, MVP American Securities, LLC ("MVP AS") and other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders.
The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
We may purchase real property and other real estate-related assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
We may purchase real property and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.
A stockholder's interest in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor's assets and the personnel that our advisor utilizes to perform services on its behalf for us. The payment of such consideration could result in dilution of a stockholder's interests as a stockholder and could reduce the income per share attributable to a stockholder's investment. Additionally, although we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and funds from operations and may further dilute a stockholder's investment. We cannot reasonably estimate the amount of advisory fees we would save or the costs we would incur if we become self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of cash available for us to originate or acquire assets, and to pay distributions. If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of the advisor but may instead remain employees of the sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments.
Risks Related to Our Shares and Our Corporate Structure
There is no public market for our shares and we are not required to effectuate a liquidity event by a certain date; therefore, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell their shares at a substantial discount.

There is no public market for our shares of common stock, and we are not required to pursue a liquidity event by a certain date. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit stockholders' ability to sell their shares. If stockholders are able to sell their shares, they may only be able to sell their shares at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and acquisition expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets in connection with a liquidation event, though we are not required to consummate a transaction to provide liquidity to stockholders on any date certain or at all. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. We have adopted a share repurchase program but it is limited in terms of the amount of shares that may be repurchased each quarter. Thus, prospective stockholders should consider their shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless exempted by our board of directors. This limit can generally be waived and adjusted by our board of directors. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, these provisions may also decrease stockholders' ability to sell their shares of our common stock.

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
Our rights and the rights of our stockholders to recover claims against directors, including our independent directors, and our officers are limited, which could reduce our stockholders and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no director or officer will be liable to us or our stockholders for monetary damages and that we must generally indemnify directors and officers for losses unless, in the case of independent directors, they are grossly negligent or engage in willful misconduct or, in the case of non-independent directors or officers, they are negligent or engage in misconduct. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce stockholders and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.
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
We expect that the Company and its subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." In providing guidance on this exclusion, the SEC staff, among other things, generally has focused on whether at least 55% of a subsidiary's portfolio will comprise of qualifying real estate-related assets and at least 80% of its portfolio will comprise of qualifying real estate-related assets and real estate-related assets (and no more than 20% will comprise of other, non-qualifying assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments or real estate related investments and therefore our investments in these types of assets may be limited. No assurance can be given that the SEC will concur with our classification of our assets. The SEC is reviewing interpretive issues relating to the status of mortgage-related pools under the Investment Company Act and whether mortgage-related pools potentially are making judgments about their status under the Investment Company Act without sufficient regulatory guidance. It is not certain whether or to what extent the SEC or its staff in the future may modify interpretive guidance to narrow the ability of issuers to rely on the exemption from registration provided by Section 3(c)(5)(C). Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exemption from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
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
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies."
We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1 billion, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation. Certain of these exemptions are inapplicable to us because of our structure as an externally managed REIT.  If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
In addition, the JOBS Act provides that an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition period including 404(b) reporting subject to further management evaluation. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.
Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increase the uncertainty and risks stockholders face as stockholders.
Our stockholders' interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock, of which 98,999,000 shares are classified as common stock, par value $0.001 per share, 1,000,000 shares are classified as preferred stock, par value $0.001 per share, and 1,000 shares are classified as non-participating, non-voting convertible stock, par value $0.001 per share. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders may suffer dilution of their equity investment in us, in the event that we (1) sell additional shares of our common stock or preferred stock in the future, including those issued pursuant to our distribution reinvestment plan or in any follow-on equity offerings, (2) sell securities that are convertible into shares of our common stock or redeemable by us where the redemption price is paid in the form of shares of our common stock, (3) issue shares of our common stock or preferred stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares.
Our stockholders' investment will be diluted upon conversion of the convertible stock.
We have issued 1,000 shares of our convertible stock to our advisor, for which our advisor contributed $1,000. Our convertible stock will convert to shares of our common stock if and when: (A)  we have made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or (B)  (i) we list our common stock for trading on a national securities exchange and (ii) the sum of the aggregate market value of the issued and outstanding shares of our common stock plus our distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or (C)  our advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (A) or (B) also shall have been satisfied.  For purposes of such calculation, the market value of our outstanding common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed for trading on a national securities exchange. In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00 per share. In general, upon the occurrence of any of the conditions set forth above, our issued shares of convertible stock will convert into a number of shares of common stock representing three and one-half percent (3.50%) of the outstanding shares of our common stock immediately preceding the conversion.  Upon the issuance of shares of our common stock in connection with the conversion of our convertible stock, our stockholders' interests in us will be diluted.

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
Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates will perform services for us in connection with the selection, acquisition, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders' investment and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders' investment and the amount of cash available for investment or distribution to stockholders. We estimate that we will use 96.25% to 96.59% of our gross offering proceeds for investments, to pay fees to our advisor for its services in connection with the selection and acquisition of investments and for the repurchase of shares of our common stock under our share repurchase program. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets. Moreover, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares of our common stock at a profit, even if our shares are listed on a national securities exchange.
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
Under Maryland law, "business combinations" between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and thereafter may only be consummated if approved by two supermajority votes of our stockholders. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. These provisions may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection.

Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended, or the Exchange Act. A "mini-tender offer" is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no stockholder may transfer shares of our common stock to such offeror unless such stockholder shall have first offered such shares to us for purchase at the tender offer price. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that offeror's noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
Federal Income Tax Risks
Failure to maintain our status as a REIT could adversely affect our operations and our ability to make distributions.
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
Our leases must be respected as such for U.S. federal income tax purposes in order for us to qualify as a REIT.

In order for us to qualify as a REIT, at least 75% of our gross income each year must consist of real estate-related income, including rents from real property. Income from operation of our parking facilities will not be treated as rents from real property. Accordingly, we lease our parking facilities to lessees that will operate the facilities. If such leases were recharacterized as management contracts for U.S. federal income tax purposes or otherwise as an arrangement other than a lease, we could fail to qualify as a REIT.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, e.g., from (i) the effect of non-deductible capital expenditures, (ii) the creation of reserves, (iii) the recognition of original issue discount or (iv) required debt amortization payments. If we do not have other funds available in these situations, it might be necessary to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder's investment. In the event in-kind distributions are made, stockholder tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
Stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.
Our stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, if stockholders are not a tax-exempt entity, they may have to use funds from other sources to pay stockholder tax liability on the value of the common stock received.
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
In certain circumstances, we may be subject to federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a "prohibited transaction" will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule.  In particular: *
•
Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

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
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity's ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.
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
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders' investment.
Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the

100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code for properties held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase real property and lease it back to the sellers of such property. We cannot assure stockholders that the Internal Revenue Service (the "IRS") will not challenge any characterization of such a lease as a "true lease," which would allow us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
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
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act, or "FIRPTA", on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than ten percent of the value of our outstanding common stock. We are not currently traded on an established securities market nor do we anticipate being traded on an established securities market in the foreseeable future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Prior to March 2017, our corporate headquarters were located at 12730 High Bluff Drive, Suite 110, San Diego, CA  92130.  During March 2017, the Company moved our headquarters to our Southern Nevada office, located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.  The office in San Diego will be closed on March 31, 2017.

As of December 31, 2016, the Company held, along with affiliated entities, 30 properties with an aggregate purchase price totaling $142.4 million, of which our portion was $122.4 million, plus closing costs.  These acquisitions were funded by the initial public offering, through the issuance of the Company's common stock, financing, assuming liabilities and debt financing.

The following map and table sets forth the property name, percentage owned, location and other information with respect to the parking lots/facilities that the Company had acquired as of December 31, 2016:

The location marks are based on dollar amounts MVP REIT paid for each property at the time of purchase in relation to total purchases owned at December 31, 2016.

Property Name	Location	Purchase Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq Ft	Aggregate Initial Purchase Price	% Owned
MVP PF Ft. Lauderdale 2013, LLC	Ft. Lauderdale, FL	7/31/2013	Lot	66	0.61	4,017	$3,400,000	100.0%
MVP PF Kansas City 2013, LLC	Kansas City, MO	8/28/2013	Lot	164	1.18	N/A	$1,550,000	100.0%
MVP PF Memphis Poplar 2013, LLC	Memphis, TN	8/28/2013	Lot	125	0.86	N/A	$2,685,000	100.0%
MVP PF Memphis Court 2013, LLC	Memphis, TN	8/28/2013	Lot	37	0.41	N/A	$190,000	100.0%
MVP PF St. Louis 2013, LLC	St Louis, MO	9/4/2013	Lot	179	1.22	N/A	$4,125,000	100.0%
MVP Denver Sherman, LLC	Denver, CO	1/26/2015	Lot	28	0.14	N/A	$585,000	100.0%
MVP Milwaukee Old World, LLC	Milwaukee, WI	3/31/2015	Lot	54	0.26	N/A	$1,000,000	100.0%
MVP St. Louis Convention Plaza, LLC	St. Louis, MO	5/13/2015	Lot	221	1.26	N/A	$2,575,000	100.0%
MVP St. Louis Lucas, LLC	St. Louis, MO	6/29/2015	Lot	217	1.16	N/A	$3,463,000	100.0%
MVP Milwaukee Wells, LLC	Milwaukee, WI	6/30/2015	Lot	100	0.95	N/A	$3,900,000	100.0%
MVP Wildwood NJ Lot, LLC (1)	Wildwood, NJ	7/10/2015	Lot	29	0.26	N/A	$970,000	100.0%
MVP KC Cherry Lot, LLC	Kansas City, MO	10/9/2015	Lot	84	0.60	N/A	$515,000	100.0%
MVP Indianapolis WA Street Lot, LLC	Indianapolis, IN	10/29/2015	Lot	150	1.07	N/A	$4,995,000	100.0%
MVP Wildwood NJ Lot, LLC #2 (1)	Wildwood, NJ	12/16/2015	Lot	45	0.31	N/A	$615,000	100.0%
Minneapolis City Parking, LLC	Minneapolis, MN	1/6/2016	Lot	270	4.36	N/A	$9,395,000	87.0%
MVP Indianapolis Meridian Lot, LLC	Indianapolis, IN	1/15/2016	Lot	39	0.24	N/A	$1,550,000	100.0%

MVP Milwaukee Clybourn, LLC	Milwaukee, WI	1/20/2016	Lot	15	0.06	N/A	$205,000	100.0%
MVP Milwaukee Arena Lot, LLC	Milwaukee, WI	2/1/2016	Lot	75	1.11	N/A	$3,900,000	100.0%
MVP Clarksburg Lot, LLC	Clarksburg, WV	2/9/2016	Lot	94	0.81	N/A	$620,000	100.0%
MVP Denver Sherman 1935, LLC	Denver, CO	2/12/2016	Lot	72	0.43	N/A	$2,437,500	76.0%
MVP Cleveland West 9th, LLC (2)	Cleveland, OH	5/11/2016	Lot	254	2.16	N/A	$5,675,000	49.0%
33740 Crown Colony, LLC (2)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,030,000	49.0%
MVP Houston Preston Lot, LLC	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,800,000	80.0%
Mabley Place Garage, LLC	Cincinnati, OH	12/9/2014	Garage	775	0.90	8,400	$14,580,000	83.0%
MVP Fort Worth Taylor, LLC	Fort Worth, TX	3/16/2015	Garage	1,013	1.18	11,828	$23,336,000	100.0%
MVP Houston Saks Garage, LLC	Houston, TX	5/28/2015	Garage	265	0.36	5,000	$8,375,000	100.0%
MVP Indianapolis City Park, LLC	Indianapolis, IN	10/5/2015	Garage	370	0.47	N/A	$10,500,000	100.0%
MVP Bridgeport Fairfield Garage, LLC	Bridgeport, CT	3/30/2016	Garage	878	1.01	4,349	$7,800,000	90.0%
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,496,000	20.0%
MVP Minneapolis Venture, LLC	Minneapolis, MN	1/6/2016	For Sale Lot	185	4.36	N/A	$6,100,000	87.0%

All our parking facility were fully leased to a parking operator as of December 31, 2016.

(1)	These lots have been combined into one property for purposes of the operating lease with SP+.
(2)	In November 2016, these properties were merged into one holding company called MVP Cleveland West 9th II, LLC, for the purposes of debt financing.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes.  As of March 24, 2017, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.  See "Note C – Commitments and Contingencies" to the financial statements included herein for more information.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market.

In June 2016, the Company and MVP REIT II, jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. The Company's board had authorized taking such action in March 2016. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made until the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement of the DRIP in July 2016, since no decision on liquidity is expected until the second fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, MVP is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. The basis for this valuation is the fact that the Company recently completed a public offering of our common shares at the price of $9.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).  Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

Stockholder Information

As of March 21, 2017, there were 2,143 holders of record of the Company's common shares. The number of stockholders is based on the records of the Company's transfer agent.

Distribution Policy

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

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

From inception through December 31, 2016, the Company has paid approximately $13.6 million in distributions including approximately $2.9 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Distributions" for more information on distributions.

Distribution Reinvestment Plan

The Company currently has a distribution reinvestment plan pursuant to which the Shareholder may have the distributions received automatically reinvested in additional shares of the Company's common stock. The Shareholder may purchase common stock under the Company's distribution reinvestment plan for $9.14 per share. However, the Company may amend the plan to offer shares at such prices as the Company determines necessary or appropriate to ensure the Company's dividends are not "preferential" for incomes tax purposes. No sales commissions will be paid in connection with shares purchased pursuant to the Company's distribution reinvestment plan.

Investors participating in the Company's distribution reinvestment plan may purchase fractional shares. If sufficient shares of the Company's common stock are not available for issuance under the Company's distribution reinvestment plan, the Company will remit excess distributions in cash to the participants. If the Shareholder elects to participate in the distribution reinvestment plan, the Shareholder must agree that, if at any time the Shareholder fails to meet the applicable investor suitability standards or cannot make the other investor representations or warranties set forth in the then current prospectus, the subscription agreement or the Company's articles relating to such investment, the Shareholder will promptly notify us in writing of that fact.

Stockholders purchasing common stock pursuant to the distribution reinvestment plan will have the same rights and will be treated in the same manner as if such common stock were purchased pursuant to this offering.

At least quarterly, the Company will provide each participant a confirmation showing the amount of the distributions reinvested in the Company's shares during the covered period, the number of shares of the Company's common stock owned at the beginning of the covered period, and the total number of shares of common stock owned at the end of the covered period. The Company have the discretion not to provide a distribution reinvestment plan, and a majority of the Company's board of directors may amend, suspend or terminate the Company's distribution reinvestment plan for any reason (except that the Company may not amend the distribution reinvestment plan to eliminate a participant's ability to withdraw from the plan) at any time upon 10 days' prior notice to the participants. The Shareholder's participation in the plan will also be terminated to the extent that a reinvestment of the Shareholder's distributions in the Company's common stock would cause the percentage ownership limitation contained in the Company's charter to be exceeded. Otherwise, unless the Shareholder terminates the Shareholder's participation in the Company's distribution reinvestment plan in writing, the Shareholder's participation will continue even if the shares to be issued under the plan are registered in a future registration. The Shareholder may terminate the Shareholder's participation in the distribution reinvestment plan at any time by providing the Company with 10 days' written notice. A withdrawal from participation in the distribution reinvestment plan will be effective only with respect to distributions paid more than 30 days after receipt of written notice. Generally, a transfer of common stock will terminate the stockholder's participation in the distribution reinvestment plan as of the first day of the month in which the transfer is effective.

If the Shareholder participates in the Company's distribution reinvestment plan and is subject to federal income taxation, the Shareholder will incur a tax liability for distributions allocated to the Shareholder even though the Shareholder has elected not to receive the distributions in cash, but rather to have the distributions withheld and reinvested in the Company's common stock. Specifically, the Shareholder will be treated as if the Shareholder has received the distribution from the Company in cash and then applied such distribution to the purchase of additional shares of the Company's common stock. The Shareholder will be taxed on the amount of such distribution as ordinary income to the extent such distribution is from current or accumulated earnings and profits, unless the Company have designated all or a portion of the distribution as a capital gain distribution. In addition, the difference between the public offering price of the Company's shares and the amount paid for shares purchased pursuant to the Company's distribution reinvestment plan may be deemed to be taxable as income to participants in the plan. Please see "Risk Factors — Federal Income Tax Risks — The Shareholder may have current tax liability on distributions if the Shareholder elects to reinvest in shares of the Company's common stock."

Notwithstanding any of the foregoing, an investor's participation in the Company's distribution reinvestment plan will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem the Company's shares of common stock in accordance with the Company's share repurchase program. The Company will notify investors of any such automatic termination from the Company's distribution reinvestment plan.

Share Repurchase Program

The Company has a share repurchase program that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 97.5% of the purchase price paid for the shares, if redeemed at any time between the first and third anniversaries of the purchase date, and 100% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated value per share of common stock, the Company will repurchase shares at 100% of the estimated value per share, as determined by its board of directors and disclosed in the annual report publicly filed with the SEC.  The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31 of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the Company's distribution reinvestment plan in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.

As of the date of this filing, 191,184 shares have been redeemed and the Company has received additional requests for repurchase of 46,686 shares in the amount of approximately $426,707, which exceeds the amount allowable for 2016 repurchase and it is currently anticipated will be paid in the second quarter of 2017 which will be the next date shares will be available for repurchase.  The SRP will be terminated if and when the Company's common shares are listed on a national securities exchange.

Use of Offering Proceeds

On September 25, 2012, the Company's Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 55,555,555 shares of the Company's common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company's our common stock pursuant to the distribution reinvestment plan at $8.73 per share. The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients. The Company's initial public offering terminated in September 2015.  Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

As of December 31, 2016, the Company had 10,952,325 shares of common stock issued and outstanding for a total of approximately $90.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2016:

Type	Number of Shares - Convertible	Number of Shares - Common	Value
Issuance of common stock – purchase	--	8,631,754	$75,348,000
Issuance of common stock – acquisition	--	2,217,537	19,484,000
Issuance of convertible stock	1,000	--	1,000
Stock based compensation	--	7,032	63,000
DRIP shares	--	326,991	2,867,000
Distributions	--	--	(13,633,000)
Redeemed shares	--	(230,989)	(2,077,000)
Contribution from Advisor	--	--	8,114,000

Total	1,000	10,952,325	$90,167,000

From inception through December 31, 2016, the Company incurred the following actual costs in connection with the issuance and distribution of the registered securities.

Type of Cost	Amount
Selling commissions – related party	$224,000
Selling commissions – unrelated party	1,996,000
Organization and offering expenses	2,555,000
Total expenses	$4,775,000

From the commencement of our offering through December 31, 2016, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $70.6 million.  From the commencement of the offering through December 31, 2016, net proceeds from our offering have been allocated to paying distributions, selling commissions and acquiring properties.  If the Company continues to pay distributions from offering proceeds and other sources other than our cash flow from operations, the funds available to us for investments would be reduced, the share value may be diluted, the expenses and other amounts, as percentage of the total offering proceeds, may be higher.  For the period of inception through December 31, 2016, the ratio of the costs of raising capital to the capital raised is approximately 6.3%.

Recent Sales of Unregistered Securities

On April 4, 2012, the Company issued 22,222.22 shares of common stock at $9.00 per share to MVP Capital Partners, LLC ("MVPCP"), our sponsor, in exchange for $200,000 in cash. On April 4, 2012, the Company also issued 1,000 shares of our convertible stock at $1.00 per share to MVP Realty Advisors, LLC ("the Advisor"), our advisor. In each case, MVP relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended. Our sponsor and our advisor, by virtue of their affiliation with us, had access to information concerning our proposed operations and the terms and conditions of this investment.

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

Our convertible stock will convert into shares of our common stock if:

•
The Company has made total distributions on the then outstanding shares of our common stock equal to the invested capital attributable to those shares plus a 6.00% cumulative, non-compounded, annual pre-tax return on such invested capital; or

•
(i) the Company list its common stock for trading on a national securities exchange and (ii) the sum of the aggregate market value of the issued and outstanding shares of our common stock plus our distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors; or

•
our advisory agreement is terminated or not renewed, but only if at the time of such termination or non-renewal, the requirements for conversion set forth in either of the immediately preceding clause (A) or (B) also shall have been satisfied.

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

Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a corporate transaction (as defined in the Company's equity incentive plan), if any award issued under the Company's equity incentive plan is not assumed or replaced as part of the corporate transaction, then such portion of the award shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value) immediately prior to the effective date of such corporation transaction, so long as the grantee's continuous service has not terminated prior to such date. Unless otherwise provided in an award certificate or any special plan document governing an award, in the event of a change in control, each outstanding award issued automatically shall become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value), immediately prior to the effective date of such change in control, provided that the grantee's continuous service has not terminated prior to such date. Under the equity incentive plan, a "corporate transaction" is defined to include (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale of all or substantially all of the Company's assets. (iii) the Company's complete liquidation or dissolution; and (iv) acquisitions by any person of beneficial ownership of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities (but excluding any transactions determined by our administrator not to constitute a "corporate transaction"). Under the equity incentive plan, a "change in control" is defined generally as a change in ownership or control of the Company effected either through (i) acquisitions of securities by any person (or related group of persons) of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities pursuant to a tender offer or exchange offer that the Company's directors do not recommend the Company's stockholders accept; or (ii) a change in the composition of the board over a period of 12 months or less such that a majority of the Company's board members will no longer serve as directors, by reason of one or more contested elections for board membership.

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

In addition, no option, warrant or any other equity award will be issued under our equity incentive plan or otherwise to our advisor, our sponsor or any of their affiliates, if the issuance of any such award would result in a violation of any applicable NASAA REIT Guidelines, including the limitations imposed under the NASAA REIT Guidelines on our total operating expenses (after giving effect to the expense associated with such equity award). Please see "Note E — Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection with the Operations of the Company" for more information regarding the NASAA REIT Guidelines' limitations on operating expenses

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data has been derived from our audited consolidated financial statements.

Balance Sheet Data
140,000,000
120,000,000
100,000,000
80,000,000
60,000,000
40,000,000
20,000,000
-
Total Assets
Long-term obligation
Total Liabilities
Total Equity
12/31/2016
12/31/2015
12/31/2014
12/31/2013
12/31/2012

STATEMENT OF OPERATIONS DATA:	The year ended December 31, 2016	The year ended December 31, 2015	The year ended December 31, 2014	The year ended December 31, 2013	For the Period from April 3, 2012 through December 31, 2012
Total revenues	$8,592,000	$4,650,000	$658,000	$39,000	$-
Total expenses	$(9,315,000)	$(6,023,000)	$(3,374,000)	$(7,168,000)	$(935,000)
Income (loss) from continuing operations	$(2,989,000)	$(2,686,000)	$(2,752,000)	$(7,209,000)	$(937,000)
Income (loss) from continuing operations per common share	$(0.27)	$(0.36)	$(0.76)	$(6.92)	$(13.43)
Net loss	$(3,266,000)	$(1,360,000)	$(1,837,000)	$(8,587,000)	$(1,141,000)

Weighted average shares outstanding	10,999,713	7,502,606	3,639,056	1,041,559	69,750

STATEMENT OF CASH FLOWS DATA:	The year ended December 31, 2016	The year ended December 31, 2015	The year ended December 31, 2014	The year ended December 31, 2013	For the Period from April 3, 2012 through December 31, 2012
Net cash (used in) provided by operating activities	$(3,322,000)	$(2,458,000)	$(2,779,000)	$473,000	$(190,000)
Net cash (used in) investing activities	$(27,233,000)	$(54,778,000)	$(2,631,000)	$(2,940,000)	$(3,279,000)
Net cash provided by financing activities	$24,156,000	$53,935,000	$17,677,000	$3,481,000	$4,000,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" above and our accompanying consolidated financial statements and the notes thereto. Also see "Forward Looking Statements" preceding Part I.

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

The Company's investment strategy was to invest available net proceeds from its offering in direct investments in real property and real estate secured loans that meet the Company's investment objectives and strategies. In March 2014, the Company's board of directors approved a plan to increase the focus of the Company's investment strategy on parking and self- storage facilities located throughout the United States as the Company's core assets. In June 2014, the Company's board decided to further focus the Company's investments primarily on parking facilities.

During the year ended December 31, 2016, MVP REIT acquired an ownership interest in the following properties:

Property Name	MVP REIT %	MVP REIT II %	Total Purchase Price	Purchase Date	Property Type
Consolidated Properties listed as investments in real estate
MVP Indianapolis Meridian	100.0%	0.0%	$1,550,000	1/15/2016	Lot
MVP Milwaukee Clybourn	100.0%	0.0%	$205,000	1/20/2016	Lot
MVP Milwaukee Arena	100.0%	0.0%	$3,900,000	2/1/2016	Lot
MVP Clarksburg	100.0%	0.0%	$620,000	2/9/2016	Lot
MVP Bridgeport Fairfield Garage	90.0%	10.0%	$7,800,000	3/30/2016	Garage
Minneapolis City Parking	87.0%	13.0%	$9,395,000	1/6/2016	Lot
MVP Houston Preston Lot	80.0%	20.0%	$2,800,000	11/22/2016	Lot
MVP Denver Sherman 1935	76.0%	24.0%	$2,437,500	2/12/2016	Lot

Investment in equity method investee
MVP Cleveland West 9th (1)	49.0%	51.0%	$5,675,000	5/11/2016	Lot
33740 Crown Colony (1)	49.0%	51.0%	$3,030,000	5/17/2016	Lot
White Front Garage Partners	20.0%	80.0%	$11,496,000	9/30/2016	Garage

Assets held for sale
MVP Minneapolis Venture	87.0%	13.0%	$6,100,000	1/6/2016	Lot

Property information continued:

Property Name	# Spaces	Property Size (Acres)	Parking Lease is with	Tenant Portion of Property Tax	Term in Years	Annual Base Rent	Revenue Sharing Starting Point $
Consolidated Properties listed as investments in real estate
MVP Indianapolis Meridian	39	0.24	Denison	N/A	10	$95,000	60%>$155,000
MVP Milwaukee Clybourn	15	0.06	Secure	N/A	5	$20,000	75%>$45,000
MVP Milwaukee Arena	75	1.11	SP +	N/A	5	$200,000	70%>$320,000
MVP Clarksburg	94	0.81	ABM	N/A	5	$55,400	50%>$112,500
MVP Bridgeport Fairfield Garage	878	1.01	SP +	$100,000	5	$17,940	65%> $775,000
Minneapolis City Parking	270	4.36	SP +	N/A	5	$800,000	70%>$1,032,000
MVP Houston Preston Lot	46	0.23	iPark Services	N/A	10	$228,000	65%>$300,000
MVP Denver Sherman 1935	72	0.43	SP +	N/A	10	$120,000	70%>$160,000

Investment in equity method investee
MVP Cleveland West 9th(1)	254	2.16	SP +	$120,000	5	$330,000	70%>650,000
33740 Crown Colony (1)	82	0.54	SP +	$40,000	5	$185,000	70%>$325,000
White Front Garage Partners	155	0.26	Premier Parking	ALL	10	$700,000	70%>$850,000

Assets held for sale
MVP Minneapolis Venture	185	4.36	N/A	N/A	N/A	N/A	N/A

(1)	In November 2016, these properties were merged into one holding company called MVP Cleveland West 9th II, LLC, for the purposes of debt financing.

During January 2017, the Company and MVP REIT II, through MVP Detroit Center Garage, LLC ("MVP Detroit Center"), an entity owned by the Company and MVP REIT II, acquired a multi-level parking garage consisting of approximately 1,275 parking spaces, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns a 20% equity interest in the MVP Detroit Center and MVP REIT II owns an 80% equity interest.  The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP+ will be responsible for the first $572,000 in property taxes, pay annual base rent of $3.4 million, and 80% of all gross revenue above $5.0 million.  As part of the acquisition MVP Detroit Center entered into a $31.5 million loan agreement with Bank of America, N.A., with a term of 10 years, amortized over 25 years, with monthly principal and interest payments totaling approximately $194,000, bearing an annual interest rate of 5.52%, secured by the parking garage, and maturing in February 2027.

Since a majority of our property leases call for additional percentage rent, MVP monitors the gross revenue generated by each property on a monthly basis.  The higher the property's gross revenue the higher our potential percentage rent.  Below is graph showing the comparison of our monthly rental income to the gross revenue generated by the properties.

As of December 31, 2016, the Company held a 51% or more interest in 27 properties (out of 30 total investments), with initial purchase prices totaling approximately $122 million, of which our portion was $115.8 million. Of those 27 properties; 21 were owned 100% by us, three properties had common ownership with MVP REIT II and one had common ownership with an unrelated third party.  One of the properties owned by us and MVP REIT II is currently listed for sale at $6.1 million.  In addition, MVP held a less than 50% ownership in three properties, where MVP REIT II owned the majority share, of which our share of the purchase price was approximately $6.6 million.  These properties were acquired with funds from the initial public offering, third party financing and the assumption of existing liabilities

The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities. In addition, the Company has agreed that no more than 25% of the gross proceeds from its initial public offering will be used to invest in real properties other than parking facilities.

As previously reported, on March 7, 2016, the Company's board of directors approved taking the necessary action to list its common shares on the NASDAQ Global Market with view to providing a liquidity opportunity for its stockholders. In connection with the action to list the shares, on May 5, 2016, the Company's board of directors suspended the Company's distribution reinvestment plan ("DRIP"). In June 2016, the Company and MVP REIT II, jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value. The Company currently expects that no decision on this matter will be made until the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected until the second fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

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

The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations. Vestin Realty Mortgage II, Inc., ("VRM II") owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc. ("VRM I"); both are managed by Vestin Mortgage, LLC. The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer. Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, and VRM II.

VRM I, an OTC Pink Sheet-listed company, and VRM II, a Nasdaq-listed company that has provided notice of its intent to delist from Nasdaq on or about March 30, 2017, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part II, Item 8 Condensed Consolidated Financial Statements of this Annual Report on Form 10-K. As of December 31, 2016, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against MVP REIT II, VRM I and VRM II, all of whom are managed by affiliates of our sponsor, for the acquisition of investments. The Company believes this potential conflict with respect to VRM I and VRM II, is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. MVP REIT II has substantially the same investment strategy as the Company, in that MVP REIT II is also focused primarily on investments in parking facilities. For additional discussion regarding potential conflicts of interests, please see "Risk Factors—Risks Related to Conflicts of Interest" and "Item 13 – Certain Relationships and Related Transactions, and Director Independence" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

MVP has purchased the majority of the properties since January 1, 2015, and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as the Company deployed our offering proceeds. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

Comparison of operating results for the years ended December 31, 2016, 2015 and 2014:

Rental revenues (by property)		2016		2015	2014
Ft. Lauderdale		$169,000		$169,000	$113,000
Memphis Court		16,000		16,000	11,000
Memphis Poplar		273,000		273,000	182,000
Kansas City		118,000		118,000	78,000
St. Louis	(a)	318,000	(b)	313,000	192,000
Mabley Place	(a)	1,598,000	(b)	1,433,000	82,000
Denver Sherman		35,000		33,000	--
Fort Worth		1,502,000		1,189,000	--
Milwaukee Old World		160,000		120,000	--
St. Louis Convention	(a)	230,000		117,000	--
Houston Saks Garage	(a)	617,000		355,000	--
St. Louis Lucas	(a)	251,000		110,000	--
Milwaukee Wells		280,000		141,000	--
Wildwood NJ		42,000		8,000	--
Indy Garage	(a)	797,000		178,000	--
KC Cherry Lot	(a)	69,000		15,000	--
Indy WA Street	(a)	522,000		62,000	--
Indianapolis Meridian		91,000		--	--
Milwaukee Clybourn		19,000		--	--
Milwaukee Arena		199,000		--	--
MVP Clarksburg Lot		50,000		--	--
Denver 1935 Sherman		106,000		--	--
Bridgeport Fairfield		336,000		--	--
Minneapolis City Parking		779,000		--	--
MVP Houston Preston Lot		15,000		--	--

Total revenues		$8,592,000		$4,650,000	$658,000

a)	Includes percentage rent from properties where gross revenue was above the set threshold in 2016 as follows:
Mabley Place - $182,000
Indy WA Street - $143,000
St. Louis - $68,000
Indy Garage - $48,000
St. Louis Convention - $40,000
St. Louis Lucas - $31,000
Houston Saks Garage - $11,000
KC Cherry Lot - $3,000

b)	Includes percentage rent from properties where gross revenue was above the set threshold in 2015 as follows:
Mabley Place - $42,000
St. Louis - $64,000

Total rental revenue earned, for the year ended December 31, 2016, from our 27 consolidated properties which have continued operations, totaled $8.6 million, as compared to $4.7 million for the year ended 2015, and $0.7 million for the year ended 2014. The increase in total rental revenues is mainly due to the additional properties acquired by the Company during the year ended December 31, 2016 compared to the years ended December 31, 2015 and 2014.  As the common stock offering has been closed since 2015 and the majority of the Company's capital has been deployed, we do not expect to see the similar growth in revenue that MVP experienced from 2014 to 2016, to continue in the foreseeable future.  The Company does expect to see continued grow from percentage rent on many of our properties over the next few years, as the properties purchased during 2016 will see the end of their 1st lease contract year in 2017.  This is when they will be eligible to received percentage rent.

Assets purchased in 2012 and 2013 were sold as of December 31, 2015, and income from those investments is reported as income (loss) from assets held for sale in the discontinued operations, net of income taxes section of our consolidated statements of operations.

See Note I – Acquisitions of the Notes to the Consolidated Financial Statements included in Part 2, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating expenses	2016	2015	2014
General and administrative	$1,791,000	$910,000	$775,000
Impairment of investment in real estate	100,000	--	--
Acquisition expenses	1,081,000	678,000	235,000
Acquisition expenses – related party	1,458,000	2,649,000	1,898,000
Operation and maintenance	1,980,000	421,000	43,000
Operation and maintenance – related party	1,055,000	566,000	379,000
Loan payoff fee	587,000	--	--
Depreciation	1,263,000	799,000	44,000
Total operating expenses	$9,315,000	$6,023,000	$3,374,000

Increase in operating expenses is mainly due to the additional properties owned by the Company during the years ended December 31, 2016 and 2015 compared to the year ended December 31, 2014.  During the year ended December 31, 2016 the Company recorded a loss on impairment of $100,000 on Indy Meridian in accordance with an appraisal received during the 3rd quarter.  In addition, the Company refinanced a loan on our Fort Worth property that was assumed when we purchased the property.  The loan we assumed had an annual interest rate of 5.59% and matured in August 2021 with a balloon payment of approximated $10.2 million due at maturity.  The new loan with American National Insurance Company ("ANICO") has an annual interest rate of 4.50%, will mature in November of 2026 and will have a balloon payment of approximately $9.5 million.  As part of the refinancing of this loan the company was able to obtain an additional $0.5 million in loan proceeds for general repairs and maintenance to the Fort Worth property.  The early extinguishment of the existing debt called for a prepayment penalty of approximately $587,000.  Management believes that the extra money for repairs and maintenance, along with the lower interest rate for an additional five years, out weight the cost of the prepayment penalty and puts the property in a better position for the long term.

See Note I – Acquisitions of the Notes to the Consolidated Financial Statements included in Part 2, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Other income and (expense)	2016	2015	2014
Interest expense	$(2,381,000)	$(1,313,000)	(169,000)
Income from investment in equity method investee	116,000	--	6,000
Loss on acquisition of investment real estate	(2,000)	--	--
Interest Income	1,000	--	--
Other income		--	127,000
Total other expense	$(2,266,000)	$(1,313,000)	(36,000)

Interest expense has increase from 2014 to 2016 due to the assumption of debt through acquisitions and adding new debt to acquisitions that were completed with cash previously.  To maximize the use of our cash, the Company will continue to looks for opportunities to put financing in place on existing properties and future acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking revenue.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the years ended December 31, 2016, 2015 and 2014, includes loan amortization costs.  Total loan amortization cost over this period totaled approximately $195,000, $85,000 and $22,000, respectively.

See Note K – Notes Payable and Note M – Line of Credit of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes	2016	2015	2014
Income (loss) from assets held for sale, net of income taxes	$(244,000)	$214,000	876,000
Gain on sale of investment in real estate held for sale	--	1,260,000	44,000
Total income (loss) from discontinued operations	$(244,000)	$1,474,000	920,000

As of December 31, 2016, we had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on an appraisal.

During June 2016, Minneapolis Venture entered into a purchase and sales agreement (the "PSA") to sell the 10th Street lot "as is" to a third party for approximately $6.1 million, which was cancelled in October 2016.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  The remaining portion of the property will be retained by the Company and will be leased to a parking operator.

See Note L – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

During the first and second quarters of 2014, the Company's Board approved a sale of its interest in six office buildings to VRM I and VRM II in exchange for VRM I and VRM II's interest in five parking facilities and a storage facility.  Additionally, during June 2014, the Company's Board approved a sale of its interest in two additional office buildings to VRM I and VRM II.  The net income from the office buildings is reported as discontinued operations.  Subsequently, during January 2015, management entered into a plan to sell the storage unit assets resulting in the financial reporting of these assets, liabilities and results of operations related to the assets held for sale, as discontinued operations.  The sale of the storage assets resulted in a gain on sale of investment in real estate held for sale of approximately $1.3 million.

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

Our calculation of FFO and MFFO, attributable to common shareholders is presented in the following table for the years ended December 31, 2016, 2015 and 2014.

	For the years ended December 31,
	2016	2015	2014
Net Loss attributable to MVP REIT, Inc. common shareholders	$(3,266,000)	$(1,360,000)	$(1,837,000)
Subtract:
Change in deferred rental assets	66,000	(132,000)	(332,000)
Gain on Sale of REO	--	(1,260,000)	(44,000)
Add:
Depreciation and amortization of real estate assets	1,263,000	799,000	44,000
Discontinued operations loss (income)	244,000	(214,000)	(876,000)
Loan payoff fee	587,000	--	--
Asset impairment write-downs	100,000	--	--
FFO	$(1,006,000)	$(2,167,000)	$(3,045,000)
Add:
Acquisition fees and expenses to non-affiliates	1,081,000	678,000	235,000
Acquisition fees and expenses to affiliates	1,458,000	2,649,000	1,898,000

MFFO attributable to MVP REIT, Inc common shareholders	$1,533,000	$1,160,000	$(912,000)

Capital and Liquidity Resources

The Company commenced operations on December 11, 2012 and acquired our first property on December 14, 2012.

Our principal demand for funds will be/and is for the acquisition of real estate assets, funding of loans secured by real estate, the payment of operating expenses, capital expenditures,  interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate will be funded primarily from the sale of shares through our distribution reinvestment plan, dispositions of properties in our portfolio and through third party financing and the assumption of debt on acquired properties.

Net cash used in operating activities for the year ended December 31, 2016 was $3.3 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $27.2 million and consisted mainly of cash used in investment of real estate of approximately $28.7 million of which approximately $16.0 million was applied to purchase from deposits in prior periods, investment in equity method investee of approximately $6.6 million, $6.1 million used in investment in real estate held for sale and approximately $1.5 million is on deposit for future acquisitions.

Net cash provided by financing activities totaled $24.2 million and consisted of proceeds from notes payable of approximately $34.7 million, proceeds from line of credit of approximately $4.8 million, payments on redeemed shares of approximately $1.6 million, payments on notes payable of approximately $12.9 million, capital contributions from non-controlling interest-related party of approximately $4 million, purchase of non- controlling interest of approximately $0.8 million and distributions to stockholders and non-controlling interest of approximately $5.5 million and $1.2 million, respectively.

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

Net cash used in operating activities for the year ended December 31, 2014 was $2.8.  Net cash used in investing activities for the year ended December 31, 2014 was $2.6.  The cash provided by financing activities for the year ended December 31, 2014 was $17.7.

As of December 31, 2016, the Company has eight promissory notes in the aggregate amount of approximately $49.4 million, net of loan issuance costs, secured by our real estate. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

On October 5, 2016, the Company, through its Operating LLC, and MVP REIT II, through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger. Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million. The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. The Unsecured Credit Facility has an annual interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%. Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several. The Borrowers have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

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

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short- term borrowing. In addition, subject to the limitations previously described in our prospectus, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments included payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see " Fees and Expenses Paid in Connection With the Operations of the Company", included in Note E — Related Party Transactions and Arrangements in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the years ended December 31, 2016, 2015 and 2014.

	For the years ended December 31,
	2016	2015	2014

Selling Commissions – related party	$--	$--	$2,000
Acquisition Fees – related party	1,458,000	2,649,000	1,898,000
Asset Management Fees	941,000	500,000	350,000
Debt Financing Fees	114,000	66,000	29,000
Total	$2,513,000	$3,215,000	$2,279,000

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

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually and $0.0465 per share monthly, assuming a purchase price of $9.00 per share. The distribution rate, which had previously been 6 percent, increased beginning with the January 2013 distribution. On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7%, or $0.60 per share annually and $0.05025 monthly assuming a purchase price of $9.00 per share.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

From inception through December 31, 2016, the Company has paid approximately $13.6 million in distributions including approximately $2.9 million in DRIP distributions to the Company's stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, the all of distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	1,461,000	205,000	1,666,000	20,000
3rd Quarter, 2016	1,616,000	42,000	1,658,000	370,000
4th Quarter 2016	1,397,000	254,000	1,651,000	(2,533,000)
Total 2016	$5,515,000	$1,122,000	$6,637,000	$(3,322,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

The Company may not generate sufficient cash flow from operations to fully fund distributions.  We may continue to pay all or a portion of the distributions from other sources, such as cash flows from offering proceeds, financing activities, borrowings, cash advances from our Advisor, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.  The level of distributions will be determined by the board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

Related-Party Transactions and Arrangements

On November 5, 2016, MVP REIT II, Inc. purchased 338,409 shares of MVP REIT, Inc's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the year ended, the Company paid MVP REIT II, approximately $34,000 in distributions, related to their ownership of the Company's common stock.
For more information, see Note E — Related Party Transactions and Arrangements in Part II, Item 8 Condensed Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees

Inflation

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements.  The net income tax provision for the year ended December 31, 2016 and 2015 was approximately zero.

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of December 31, 2016.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2016.

Real Estate Investments & Industry Outlook

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

We believe that favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for real estate purchases in 2015 and 2016.  Given the uncertainty around the world's financial markets, we believe investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with access to investor capital.  During the fourth quarter of 2016, U.S. Treasury rates increased, and we expect that US Treasury rates will continue to increase over the next year, which we anticipate will make it harder to finance our current unencumbered properties or to finance new acquisitions at favorable rates.  Management will continue to look for favorable financing opportunities that will maximize our use of cash, but there can be no assurance that we will be able to find favorable rates.

Parking Industry Outlook

In December 2016, the National Parking Association, ("NPA"), release their annual Parking Demand Report, which highlighted long-term demand and potential trends in the parking industry.  According to the NPA's website http://weareparking.org some of the key finds include:

•	Parking revenue is projected to grow from just under $25 billion in 2015 to nearly $29 billion by 2018.
•	The #1 reason for parking growth is population expansion projected to increase from 320M in 2015, to 400M by 2050.
•	15 year trend continues, 86 percent of U.S. commuters' say driving and parking their vehicle is their dominant mode of transportation.
•	Approximately 119.9M Americans drive to work (2013 U.S. Census).
•	New York, Los Angeles, Chicago, Houston and Phoenix highlight urbanization and density and have the most parking growth potential.
•	The top two states in terms of parking revenue are California ($1.4 billion), and New York ($1.2 billion).
•
By region, population density leads to parking growth in the New York/Northeast corridor. The West Coast, anchored by California, continues to be a parking powerhouse. And Florida as 3rd most populous state, presents future revenue growth opportunities.

According to NPA, parking demand is a function of a number of factors, all working in tandem to affect demand and usage. When looking at macroeconomic, demographic, employment, and industry statistics, NPA sees a picture of patterns that influence parking demand in North America:

•	Population: Fundamental population growth of 9.6% from the 2000 U.S. Census to the 2010 U.S. Census is expected to continue into the future.
•	Employment: In the U.S., 92% employment provides sustained parking demand, 6.2% unemployment as of August 2014.
•	Baby Boomers. The Baby Boomer population will be 65 or older in 2029 and stand at 61.3 million, representing 20% of the U.S. population.
•	Colleges/Universities: College/university enrollment increased 30% from 2000-2009, from 15.3 million to 20.4 million.
•	Municipalities: Public sector parking is beset by financial pressures; this pressure will accelerate automation and rate increases that will drive revenue.
•	Pricing: Demand will be affected by demand pricing, mobile rate promotions, pre-paid parking and price increases, both public/private, as well as price rates for peak parking periods.

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

Contractual Obligations

As of December 31, 2016, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$50,523,000	$1,286,000	$6,143,000	$2,424,000	$40,670,000
Capital and Operating Lease Obligations	--	--	--	--	--
Line of Credit:
Interest	--	--	--	--	--
Principle	4,810,000	4,810,000	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$55,333,000	$6,096,000	$6,143,000	$2,424,000	$40,670,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $1.1 million for notes payable and $164,000 for the line of credit as of December 31, 2016.

Subsequent Events

During January 2017, the Company and MVP REIT II, through MVP Detroit Center Garage, LLC ("MVP Detroit Center"), an entity owned by the Company and MVP REIT II, acquired a multi-level parking garage consisting of approximately 1,275 parking spaces, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns a 20% equity interest in the MVP Detroit Center and MVP REIT II owns an 80% equity interest.  The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for the first $572,000 in property taxes, pay annual base rent of $3.4 million, and 80% of all gross revenue above $5.0 million.  As part of the acquisition MVP Detroit Center entered into a $31.5 million loan agreement with Bank of America, N.A., with a term of 10 years, amortized over 25 years, with monthly principal and interest payments totaling approximately $194,000, bearing an annual interest rate of 5.52%, secured by the parking garage, and maturing in February 2027.

Status of Offering

The Company commenced its initial public offering of its common stock on September 25, 2012 and terminated the offering in September 2015.  As of March 21, 2017, the Company had accepted investors' subscriptions for, and issued, 10,978,745 shares of common stock, including shares issued pursuant to the distribution reinvestment plan.  The Company received net cash proceeds of approximately $75,348,000, additionally the Company issued shares valued at $19,484,000 for contributed properties.

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

As of December 31, 2016, the Company's debt consisted of approximately $49.4 million, in fixed rate debt and $4.6 million variable rate debt, net of loan issuance costs.  Our variable interest rate debt in related to the KeyBank line of credit, where that rate is the 30 day LIBOR plus 2.25%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of December 31, 2016:

	For the Years Ending December 31
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$1,286,000	$1,194,000	$4,949,000	$1,185,000	$1,239,000	$40,670,000	$50,523,000	$76,108,000

Average interest rate	4.63%	4.74%	4.89%	4.72%	4.72%	4.72%

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MVP REIT, Inc.

We have audited the accompanying consolidated balance sheets of MVP REIT, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the consolidated financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MVP REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RBSM LLP

New York, New York
March 24, 2017

MVP REIT, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Cash	$4,112,000	$10,511,000
Cash – restricted	1,712,000	1,133,000
Accounts receivable	117,000	42,000
Prepaid expenses	444,000	316,000
Deferred rental assets	93,000	159,000
Investments in real estate and fixed assets:
Land and improvements	66,484,000	44,507,000
Building and improvements	49,973,000	43,010,000
Fixed assets	88,000	88,000
Gross investments in real estate and fixed assets:	116,545,000	87,605,000
Accumulated depreciation	(2,128,000)	(865,000)
Total investments in real estate and fixed assets, net	114,417,000	86,740,000

Due from related party	462,000	--
Deposits	1,519,000	16,010,000
Other assets	121,000	140,000
Investment in equity method investee	4,123,000	--
Assets held for sale	6,100,000	--
Total assets	$133,220,000	$115,051,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$959,000	$462,000
Deferred revenue	55,000	25,000
Due to related parties	--	7,000
Security deposits	248,000	211,000
Line of credit, net of unamortized loan issuance costs of $164,000 as of December 31, 2016	4,646,000	--
Notes payable, net of unamortized loan issuance cost of $1,106,000 and $534,000 at December 31, 2016 and 2015, respectively	49,417,000	28,177,000
Total liabilities	55,325,000	28,882,000
Commitments and contingencies	--	--
Equity MVP REIT, Inc. Shareholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of December 31, 2016 and 2015	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 10,952,325 and 11,002,902 shares issued and outstanding as of December 31, 2016 and 2015, respectively	11,000	11,000
Additional paid-in capital	90,156,000	97,277,000
Accumulated deficit	(16,191,000)	(12,925,000)
Total MVP REIT, Inc. Shareholders' Equity	73,976,000	84,363,000
Non-controlling interest	3,919,000	1,806,000
Total equity	77,895,000	86,169,000
Total liabilities and equity	$133,220,000	$115,051,000
The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$8,592,000	$4,650,000	$658,000
Total revenues	8,592,000	4,650,000	658,000

Operating expenses
General and administrative	1,791,000	910,000	775,000
Acquisition expenses	1,081,000	678,000	235,000
Acquisition expenses – related party	1,458,000	2,649,000	1,898,000
Operation and maintenance	1,980,000	421,000	43,000
Operation and maintenance – related party	1,055,000	566,000	379,000
Impairment of investment in real estate	100,000	--	--
Loan payoff fee	587,000	--	--
Depreciation and amortization expenses	1,263,000	799,000	44,000
Total operating expenses	9,315,000	6,023,000	3,374,000

Loss from operations	(723,000)	(1,373,000)	(2,716,000)

Other income (expense)
Interest expense	(2,381,000)	(1,313,000)	(169,000)
Income from investment in equity method investee	116,000	--	6,000
Loss on acquisition in real estate	(2,000)	--	--
Interest income	1,000	--	127,000
Total other expense	(2,266,000)	(1,313,000)	(36,000)

Loss from continuing operations	(2,989,000)	(2,686,000)	(2,752,000)

Discontinued operations, net of income taxes
Income (loss) from assets held for sale, net of income taxes	(244,000)	214,000	876,000
Gain on sale of investment in real estate held for sale	--	1,260,000	44,000
Total income (loss) from discontinued operations	(244,000)	1,474,000	920,000

Provision for income taxes	--	--	--

Net loss	(3,233,000)	(1,212,000)	(1,832,000)
Net income attributable to non-controlling interest – related party	33,000	148,000	5,000
Net loss attributable to common stockholders	$(3,266,000)	$(1,360,000)	$(1,837,000)
Basic and diluted loss per weighted average common share
Loss from continuing operations attributable to MVP REIT common stockholders – basic and diluted	(0.27)	(0.36)	(0.76)
Income (loss) from discontinued operations – basic and diluted	(0.03)	0.18	0.25
Net loss attributable to MVP REIT common stockholders - basic and diluted	(0.30)	(0.18)	(0.51)
Distributions declared per common share	$0.60	$0.58	$0.56
Weighted average common shares outstanding, basic and diluted	10,999,713	7,502,606	3,639,056

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2013	1,000	$--	2,909,819	$3,000	$32,386,000	$(9,728,000)	$1,187,000	$23,848,000
Issuance of common stock - purchases	--	--	1,246,458	1,000	10,866,000	--	--	10,867,000
Issuance of common stock - acquisitions			11,396		100,000			100,000
Redeemed shares	--	--	(10,610)	--	(95,000)	--	--	(95,000)
Distribution – DRIP	--	--	31,893	--	278,000	--	--	278,000
Distributions – cash	--	--	--	--	(2,016,000)	--	--	(2,016,000)
Contribution from Advisor related to reduction of due to related parties	--	--	---	--	595,000	--	--	595,000
Non-controlling interest – related party	--	--	--	--	--	--	527,000	527,000
Net income (loss)	--	--	--	--	--	(1,837,000)	5,000	(1,832,000)
Balance, December 31, 2014	1,000	--	4,188,956	4,000	42,114,000	(11,565,000)	1,719,000	32,272,000
Issuance of common stock - purchases	--	--	6,697,261	7,000	58,463,000	--	--	58,470,000
Redeemed shares	--	--	(42,700)	--	(376,000)	--	--	(376,000)
Distribution – DRIP	--	--	159,385	--	1,391,000	--	--	1,391,000
Distributions – cash	--	--	--	--	(4,315,000)	--	--	(4,315,000)
Distributions to non-controlling interest	--	--	--	--	--	--	(61,000)	(61,000)
Net income (loss)	--	--	--	--	--	(1,360,000)	148,000	(1,212,000)
Balance, December 31, 2015	1,000	--	11,002,902	11,000	97,277,000	(12,925,000)	1,806,000	86,169,000
Distributions to non-controlling interest	--	--	--	--	--	--	(103,000)	(103,000)
Distribution – loan proceeds to non-controlling interest	--	--	--	--	--	--	(1,058,000)	(1,058,000)
Purchase of non-controlling interest	--	--	--	--	--	--	(750,000)	(750,000)
Issuance of common stock – DRIP	--	--	127,102	--	1,122,000	--	--	1,122,000
Non-controlling interest	--	--	--	--	--	--	3,991,000	3,991,000
Redeemed shares	--	--	(177,679)	--	(1,606,000)	--	--	(1,606,000)
Distributions	--	--	--	--	(6,637,000)	--	--	(6,637,000)
Net income (loss)	--	--	--	--	--	(3,266,000)	33,000	(3,233,000)
Balance, December 31, 2016	1,000	$--	10,952,325	$11,000	$90,156,000	$(16,191,000)	$3,919,000	$77,895,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(3,233,000)	$(1,212,000)	$(1,832,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,263,000	799,000	44,000
Amortization of loan costs	195,000	83,000	26,000
Impairment of Investment in real estate	100,000	--	--
Income from investment in equity method investee	(116,000)	--	(6,000)
Acquisition Expense – related party	--	--	1,336,000
Other Loss	--	--	(127,000)
Gain on sale of investment in real estate	--	--	(44,000)
Change in operating assets and liabilities:
Restricted cash	(579,000)	(745,000)	--
Prepaid expenses	(128,000)	(70,000)	(36,000)
Deferred rental assets	(48,000)	(132,000)	(27,000)
Accounts receivable	39,000	(42,000)	--
Other assets	19,000	(13,000)	(473,000)
Capitalized loan fees	(933,000)	(180,000)	30,000
Contingent Liabilities	--	--	(100,000)
Security deposits	37,000	211,000	--
Assets held for sale	--	(1,574,000)	(342,000)
Due to related parties	(469,000)	(9,000)	(1,165,000)
Deferred revenue	30,000	25,000	--
Accounts payable and accrued liabilities	501,000	401,000	(63,000)
Net cash used in operating activities	(3,322,000)	(2,458,000)	(2,779,000)

Cash flows from investing activities:
Purchase of investment in real estate	(28,708,000)	(48,649,000)	(14,958,000)
Purchase of asset held for sale	(6,100,000)	--	--
Deposits applied to purchase of investment in real estate	15,991,000	--	--
Investment in equity method investee	(6,584,000)	--	--
Payment of deposits on future acquisitions	(1,500,000)	(15,710,000)	--
Proceeds from loan on equity method investee	--	--	475,000
Proceeds from loan on cost method investee	--	--	132,000
Proceeds received through asset transfer transaction	--	--	1,291,000
Proceeds from sale of investment in real estate and fixed assets	--	--	10,436,000
Proceeds from sale of assets held for sale	--	9,746,000	--
Acquisition of fixed assets	--	--	(7,000)
Building improvements	(332,000)	(165,000)	--
Net cash used in investing activities	(27,233,000)	(54,778,000)	(2,631,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	--	58,470,000	10,867,000
Proceeds from promissory note	34,696,000	3,882,000	9,232,000
Capital contribution from non-controlling interest	--	--	1,800,000
Capital contribution from non-controlling interest–related party	3,991,000	--	3,000,000
Purchase of non-controlling interest	(750,000)	--	--
Payments on notes payable	(12,885,000)	(758,000)	(339,000)

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	For the Years Ended December 31,
	2016	2015	2014
Payments on note payable – related party	--	--	(900,000)
Payments on notes payable held for sale	--	(4,298,000)	(21,118,000)
Proceeds from line of credit	4,810,000	--	--
Proceeds from loan on investment in equity method	2,525,000	--	--
Proceeds from notes payable on assets held for sale	--	--	16,968,000
Distribution received from investment in equity method	51,000	--	--
Distribution to non-controlling interest	(1,161,000)	(61,000)	--
Redeemed Shares	(1,606,000)	(376,000)	(95,000)
Stockholders' distributions	(5,515,000)	(2,924,000)	(1,738,000)
Net cash provided by financing activities	24,156,000	53,935,000	17,677,000

Net change in Cash	(6,399,000)	(3,301,000)	12,267,000
Cash and cash equivalents, beginning of period	10,511,000	13,812,000	1,545,000
Cash and cash equivalents, end of period	$4,112,000	$10,511,000	$13,812,000

Supplemental disclosures of cash flows information:

Interest paid	$2,381,000	$1,313,000	$143,000

Non-cash investing and financing activities:

Distributions – DRIP	$1,122,000	$1,391,000	$278,000
Reduction of debt by Advisor and related party recognized as a contribution	$--	$--	$595,000
Contingent acquisition liability assumed in acquisition	$--	$--	$100,000
Investment in real estate and fixed assets acquired by assumption of existing note payable	$--	$12,180,000	$--
Capitalized loan fees related to promissory note	$744,000	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In June 2014, the Company's board decided to further focus its efforts primarily on parking facilities.  Additionally, during July and August, 2014, the Company sold its membership interest in the two remaining office buildings owned by the Company to affiliates of its advisor, Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Pink Sheets-listed company ("VRM I") and Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company that has provided notice of its intent to delist from Nasdaq on or about March 30, 2017 ("VRM II").  The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company has agreed that no more than 25% of the gross proceeds from the Offering will be used to invest in real properties other than parking facilities.

In June 2016, the Company and MVP REIT II, Inc. ("MVP REIT II") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. The Company's board had authorized taking such action in March 2016. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made until the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected during the second fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

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

Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

Distributions

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2016, the NAV of $9.14 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

From inception through December 31, 2016, the Company has paid approximately $13.6 million in distributions including approximately $2.9 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Capitalization

As of December 31, 2016 the Company had 10,952,325 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the "Convertible Stock").

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

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor's participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company's share repurchase program.  As of December 31, 2016, a total of 326,991 common shares have been issued under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company's receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP. As of the date of this filing, 191,184 shares have been redeemed and the Company has received additional requests for repurchase of 46,686 shares in the amount of approximately $426,707, which exceeds the amount allowable for 2016 repurchase and will be paid in April 2017 which will be the next date shares will be available for repurchase.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

Consolidation

The Company's consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the following subsidiaries as well as the Company's assets that were sold during 2015. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

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
Minneapolis City Parking
MVP Houston Preston Lot, LLC

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

Concentration

The Company had nine, six and two different parking tenants as of December 31, 2016, 2015 and 2014, respectively.  One tenant, Standard Parking Plus ("SP+"), represented a concentration for the years ended December 31, 2016, 2015 and 2014 in regards to parking base rental revenue. During the year ended December 31, 2016, 2015 and 2014, SP+ accounted for 68%, 76% and 83%, respectively, of the parking base rental revenue.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the year ended December 31, 2016, the Company expensed approximately $1.5 million related party acquisition costs and $1.0 million of non-related party acquisition costs, for the purchase of or investment in 12 properties.  During the year ended December 31, 2015, the Company expensed approximately $2.6 million of related party and $0.7 million non-related party acquisition costs, for the purchase of 12 properties.  During the year ended December 31, 2014, the Company expensed approximately $1,898,000 of related party and $235,000 non-related party acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the years ended December 31, 2016, 2015 and 2014, the Company did not capitalize any such acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Las Vegas, Nevada.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of December 31, 2016 and 2015, the Company had approximately $1.8 million and approximately $9.1 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the years ended December 31, 2016, 2015 and 2014, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the years ended December 31, 2016, 2015 and 2014.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2016, the Company only operates in the investment in real property segment.

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the year December 31, 2015, have been reclassified to conform to the current year's presentation.

Accounting and Auditing Standards Applicable to "Emerging Growth Companies"

The Company is an "emerging growth company" under the recently enacted JOBS Act. For as long as the Company remains an "emerging growth company," which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period including 404(b) reporting subject to further management evaluation. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company's financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on March 31, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of December 31, 2016, management does not anticipate a material adverse effect related to this environmental matter.  Promptly thereafter, in May 2016, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Prior Periods Tax Returns

The Company recently learned that incorrect information was included on its federal income tax returns for the years 2013 and 2014 with respect to its acquisition of ownership interests in six office buildings.  In 2013, the ownership interests in six office buildings located in Las Vegas, Nevada (the "Interests") were contributed to the Company by SERE Holdings, LLC ("Sere") in exchange for newly issued shares of the Company's common stock.  In its tax returns, which were prepared by an outside tax accounting firm which no longer works for the Company, the Company initially reported the contributions as nontaxable to Sere pursuant to Section 351(a) of the Internal Revenue Code (the "Code").  After a review by outside legal counsel and newly engaged, independent tax accountants, the Company has concluded that the contributions were ineligible for tax-free treatment under Section 351(a) of the Code.  The Company has filed amended tax returns correcting the treatment of the contributions.

Amendment of the tax returns did not result in any changes to the Company's previously issued financial statements and related notes.

In 2014, the Company had exchanged the Interests for various parking properties.  The Interests were valued at the Company's cost for purposes of the exchange and the Company did not record any income or loss on the exchange.  If the original contributions of the Interests had been nontaxable pursuant to Section 351(a), then the Company would have inherited the tax basis of Sere and disposition of the Interests in 2014 would have resulted in taxable income to the Company based on the difference between such tax basis and the value received by the Company upon disposition.  After reviewing the matter with outside legal counsel and independent tax accountants, the Company has concluded that the original contributions were ineligible for tax-free treatment under Section 351(a), the Company's tax basis was the value it paid for the Interests and the Company did not incur any taxable income upon disposition of the Interests.  No assurances can be given that the Internal Revenue Service will agree with the Company's conclusions.

Note D – Investments in Real Estate

2016
As of December 31, 2016, the Company had the following Investments in Real Estate:

Property	Location	Date Acquired	Investments in Real Estate	Total % of Portfolio	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	Ft. Lauderdale, FL	7/31/2013	$3,409,000	2.9%	RAC-CC	150 Feet	SP+	2/1/2014	5 yr. w/2 5 yr. ext.
Memphis Court	Memphis, TN	8/28/2013	$194,000	0.2%	CBD	Unlimited	SP+	3/14/2012	2 Years remaining
Memphis Poplar	Memphis, TN	8/28/2013	$2,693,000	2.3%	CBD	Unlimited	Best Park	3/1/2014	5 yr. w/2 5 yr. ext.
Kansas City	Kansas City, MO	8/28/2013	$1,550,000	1.3%	B4-5	Unlimited	SP+	3/14/2012	15 Years
St. Louis	St Louis, MO	9/4/2013	$4,137,000	3.5%	I (CBD)	200 Feet	SP+	12/1/2013	5 yr. w/2 5 yr. ext.
Mabley Place	Cincinnati, OH	12/9/2014	$14,847,000	12.7%	DD-A	510 Feet	SP+	12/9/2014	10 Years
Denver Sherman	Denver, CO	1/26/2015	$585,000	0.5%	CMX-16	200 Feet	Denver SD	7/1/2014	10 Years w/1 5 yr. ext.
Ft. Worth	Fort Worth, TX	3/16/2015	$23,336,000	20.0%	CBD-H	Unlimited	SP+	3/16/2015	10 Years
Milwaukee Old World	Milwaukee, WI	3/31/2015	$1,000,000	0.9%	C9-E	40 Feet	SP+	3/31/2015	5 yr. w/1 5 yr. ext.
St. Louis Convention	St. Louis, MO	5/31/2015	$2,575,000	2.2%	I (CBD)	200 Feet	SP+	5/13/2015	5 yr. w/1 5 yr. ext.
Houston Saks Garage	Houston, TX	5/28/2015	$8,380,000	7.2%	N/A	Unlimited	iPark	5/28/2015	10 yr. w/1 5 yr. ext.
St. Louis Lucas	St. Louis, MO	6/29/2015	$3,463,000	3.0%	I (CBD)	200 Feet	SP+	6/29/2015	5 yr. w/1 5 yr. ext.
Milwaukee Wells	Milwaukee, WI	6/30/2015	$3,900,000	3.3%	C9-E	40 Feet	SP+	6/30/2015	10 Years

Wildwood NJ Lot I	Wildwood, NJ	7/10/2015	$994,000	0.9%	T/E	35 feet	SP+	1/1/2016	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	Indianapolis, IN	10/5/2015	$10,500,000	9.0%	B4C-1	Unlimited	SP+	1/15/2016	5 yr. w/1 5 yr. ext.
KC Cherry Lot	Kansas City, MO	10/9/2015	$515,000	0.4%	CDB-1 RC	5 Stories	ABM	10/5/2015	5 yr. w/1 5 yr. ext.
Indy WA Street	Indianapolis, IN	10/29/2015	$4,995,000	4.3%	UR	Per Plan	SP+	10/9/2015	5 yr. w/1 5 yr. ext.
Wildwood NJ Lot II	Wildwood, NJ	12/16/2015	$615,000	0.5%	CBD-2	Unlimited	Denison	10/30/2015	10 Years
Minneapolis City Parking	Minneapolis, MN	1/6/2016	$9,500,000	8.2%	T/E	35 feet	SP+	1/1/2016	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	Indianapolis, IN	1/15/2016	$1,498,000	1.3%	CBD-2/RC	Unlimited	Denison Parking	1/20/2016	10 Years
Milwaukee Clybourn	Milwaukee, WI	1/20/2016	$205,000	0.2%	C9F(A)	30 Feet	Secure Parking USA	2/1/2016	5 Years
Milwaukee Arena	Milwaukee, WI	2/1/2016	$3,900,000	3.3%	RED	Unlimited	SP+	2/9/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	Clarksburg, WV	2/9/2016	$628,000	0.5%	BPO	60 Feet	ABM	2/12/2016	5 Years
Denver 1935 Sherman	Denver, CO	2/12/2016	$2,438,000	2.1%	CMX-16	200 Feet	SP+	3/30/2016	10 Years
Bridgeport Fairfield	Bridgeport, CT	3/30/2016	$7,800,000	6.7%	DVD-CORE	65 Feet	SP+	1/15/2016	10 Years
Houston Preston	Houston, TX	11/22/2016	$2,800,000	2.4%	None	Unlimited	iPark Services	12/1/2016	10 Years
Fixed Assets			$88,000	0.1%
			$116,545,000

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

Acquisition Expense

During the years ended December 31, 2016, 2015 and 2014, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Company's former Chief Investment Officer and former Chief Technology Officer (their employment ended during August 2016), earned fees of approximately $0.1 million, $0.6 million and $27,000, respectively, for 1% commission on purchases. In addition, JNL Parking received brokerage fees from third parties. Dan Huberty, President of the Company received certain fees from JNL Parking for prior closings. This fee is no longer paid to Dan Huberty.  JNL Parking may continue to receive broker fees from the Company, for deals in which they acted as a broker, after John Roy and Lance Miller's employment ended with the Company.

Ownership of Company Stock

As of December 31, 2016, the Sponsor owned 28,494 shares of the Company's outstanding common stock, VRM I owned 74,377 shares of the Company's outstanding common stock, Dan Huberty owned 9,341 shares of the Company's outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See "Capitalization" under Note A "Organization, Business Operations and Capitalization" for further information, including a description of the terms of the Convertible Stock.

Ownership of Interests of Advisor

During April 2012, VRM II contributed $1,000 for a 40% interest in the Advisor. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (the "Sponsor") contributed $1,500 for a 60% interest in the Advisor.  As of June 30, 2013, VRM II and the Sponsor had loaned approximately $3.6 million and approximately $1.2 million, respectively, to the Advisor for purposes of funding the Company's operations.  On June 30, 2013, the Sponsor decided to forgive the full amount of its $1.2 million loan. VRM II has not forgiven the balance due from the Advisor.  However, the decision by the Sponsor to forgive the full amount of its loans created uncertainty as to when VRM II will be repaid the amounts loaned to the Advisor. Based on this uncertainty, VRM II determined to treat as fully impaired the balance of this note receivable.

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of December 31, 2016, VRM I and VRM II had notes receivable from the Advisor of approximately $4.6 million and $12.8 million, respectively, which amount has been fully impaired. The Advisor's ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company's investments in real estate.

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

Ownership by MVP REIT II

On November 5, 2016, MVP REIT II purchased 338,409 shares of the Company's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the year ended December 31, 2016, the Company paid MVP REIT II, approximately $34,000 in distributions, related to their ownership of our common stock.

Fees and Expenses Paid in Connection with the Offering

The Company completed its initial public offering in September 2015.  The Company appointed MVP American Securities ("MVP AS"), formerly known as Ashton Garnett Securities, LLC, an entity indirectly owned by our CEO and third-party selling agents to act as the selling agents for the offering.  Broker Dealers received 3.00% of the gross offering proceeds sold in the offering, subject to reductions based on volume and for certain categories of purchasers. No selling commissions are payable on shares sold under the distribution reinvestment plan.  Additionally, the Sponsor or its affiliates (other than MVP REIT, Inc.) paid up to an additional 5.25% of the gross offering proceeds for third party broker dealer commissions and due diligence expenses.  Since the offering has terminated, the Company does not anticipate incurring any additional fees or expenses in connection with the sale of shares offering.

Certain organizational, offering and related costs will be incurred by the Advisor on behalf of the Company. After the Company has reimbursed $100,000 of such costs, which amount has been paid to the Advisor, no additional reimbursements will be made unless the aggregate amount of such reimbursements does not exceed 0.75% of the gross offering proceeds as of the date of reimbursement. Such reimbursable costs may include legal, accounting, printing, and other offering expenses, including marketing, salaries and direct expenses of the Advisor's employees and employees of the Advisor's affiliates and others. Such reimbursable costs do not include any broker-dealer commissions paid by the Advisor in excess of the 3.00% paid by the Company, including any sponsor commissions or sponsor due diligence fees.  Any reimbursement of the Advisor will not exceed actual expenses incurred by the Advisor. On November 1, 2013, the advisor forgave the reimbursement of the full amount of offering costs incurred.

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company's shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company's assets or another liquidity event transaction approved by the Company's board.  As of December 31, 2016, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the years ended December 31, 2016, 2015 and 2014, MVP REIT incurred approximately $1.5 million, $2.6 million and approximately $1.9 million, respectively, in acquisition fees to the Advisor.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  While the Company intends to pursue listing on NASDAQ expeditiously, there can be no assurance as to if or when its listing application will be approved and its common stock will begin to trade on NASDAQ. Asset management fees for the years ended December 31, 2016, 2015 and 2014 were approximately $0.9 million, $0.5 million and $0.4 million, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing.  In the case of a joint venture, the Company pays this fee only on the Company's pro rata share. Debt financing fees for the years ended December 31, 2016, 2015 and 2014 were approximately $114,000, $66,000 and $29,000, respectively.

During November 2016, the Company and MVP REIT II, closed on the purchase of a parking lot in Houston, TX for approximately $2.8 million in cash plus closing costs, 80% owned by MVP and 20% owned by MVP REIT II.  At closing the Company funded the full purchase price and recorded a receivable from MVP REIT II totaling $560,000.  This balance was paid in full, during January 2017.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company's economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the years ended December 31, 2016, 2015 and 2014.

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

In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.  In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled to under the Advisory Agreement as further described under "Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company" to the consolidated financial statements included in this Quarterly Report. If the Company is required to find an alternative advisor, the Company may not be able to find an alternative advisor who would be willing to continue to waive such fees and expenses.  As a result, the Company may have to incur additional costs and expenses if it is required to replace the Advisor or other agents that are providing services to the Company.

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

Note I - Acquisitions

Property Name	Location	Purchase Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq Ft	Aggregate Initial Purchase Price	% Owned
MVP PF Ft. Lauderdale 2013, LLC	Ft. Lauderdale, FL	7/31/2013	Lot	66	0.61	4,017	$3,400,000	100.0%
MVP PF Kansas City 2013, LLC	Kansas City, MO	8/28/2013	Lot	164	1.18	N/A	$1,550,000	100.0%
MVP PF Memphis Poplar 2013, LLC	Memphis, TN	8/28/2013	Lot	125	0.86	N/A	$2,685,000	100.0%
MVP PF Memphis Court 2013, LLC	Memphis, TN	8/28/2013	Lot	37	0.41	N/A	$190,000	100.0%
MVP PF St. Louis 2013, LLC	St Louis, MO	9/4/2013	Lot	179	1.22	N/A	$4,125,000	100.0%
MVP Denver Sherman, LLC	Denver, CO	1/26/2015	Lot	28	0.14	N/A	$585,000	100.0%
MVP Milwaukee Old World, LLC	Milwaukee, WI	3/31/2015	Lot	54	0.26	N/A	$1,000,000	100.0%
MVP St. Louis Convention Plaza, LLC	St. Louis, MO	5/13/2015	Lot	221	1.26	N/A	$2,575,000	100.0%
MVP St. Louis Lucas, LLC	St. Louis, MO	6/29/2015	Lot	217	1.16	N/A	$3,463,000	100.0%
MVP Milwaukee Wells, LLC	Milwaukee, WI	6/30/2015	Lot	100	0.95	N/A	$3,900,000	100.0%
MVP Wildwood NJ Lot, LLC (1)	Wildwood, NJ	7/10/2015	Lot	29	0.26	N/A	$970,000	100.0%
MVP KC Cherry Lot, LLC	Kansas City, MO	10/9/2015	Lot	84	0.60	N/A	$515,000	100.0%
MVP Indianapolis WA Street Lot, LLC	Indianapolis, IN	10/29/2015	Lot	150	1.07	N/A	$4,995,000	100.0%
MVP Wildwood NJ Lot, LLC #2 (1)	Wildwood, NJ	12/16/2015	Lot	45	0.31	N/A	$615,000	100.0%
Minneapolis City Parking, LLC	Minneapolis, MN	1/6/2016	Lot	270	4.36	N/A	$9,395,000	87.0%
MVP Indianapolis Meridian Lot, LLC	Indianapolis, IN	1/15/2016	Lot	39	0.24	N/A	$1,550,000	100.0%
MVP Milwaukee Clybourn, LLC	Milwaukee, WI	1/20/2016	Lot	15	0.06	N/A	$205,000	100.0%
MVP Milwaukee Arena Lot, LLC	Milwaukee, WI	2/1/2016	Lot	75	1.11	N/A	$3,900,000	100.0%
MVP Clarksburg Lot, LLC	Clarksburg, WV	2/9/2016	Lot	94	0.81	N/A	$620,000	100.0%
MVP Denver Sherman 1935, LLC	Denver, CO	2/12/2016	Lot	72	0.43	N/A	$2,438,000	76.0%
MVP Houston Preston Lot, LLC	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,800,000	80.0%
Mabley Place Garage, LLC	Cincinnati, OH	12/9/2014	Garage	775	0.90	8,400	$14,580,000	83.0%
MVP Fort Worth Taylor, LLC	Fort Worth, TX	3/16/2015	Garage	1,013	1.18	11,828	$23,336,000	100.0%
MVP Houston Saks Garage, LLC	Houston, TX	5/28/2015	Garage	265	0.36	5,000	$8,375,000	100.0%
MVP Indianapolis City Park, LLC	Indianapolis, IN	10/5/2015	Garage	370	0.47	N/A	$10,500,000	100.0%
MVP Bridgeport Fairfield Garage, LLC	Bridgeport, CT	3/30/2016	Garage	878	1.01	4,349	$7,800,000	90.0%
MVP Minneapolis Venture, LLC	Minneapolis, MN	1/6/2016	For Sale Lot	185	4.36	N/A	$6,100,000	87.0%

2016

The following table is a summary of the acquisitions for the year ended December 31, 2016:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired

Minneapolis Venture*	$6,100,000	$--	$6,100,000	$--	$6,100,000
Indianapolis Meridian	1,550,000	--	1,550,000	--	1,550,000
Milwaukee Clybourn	205,000	--	205,000	--	205,000
Milwaukee Arena	3,900,000	--	3,900,000	--	3,900,000
Clarksburg Lot	620,000	--	620,000	--	620,000
Denver 1935 Sherman	2,438,000	--	2,438,000	--	2,438,000
Bridgeport Fairfield	972,000	6,828,000	7,800,000	--	7,800,000
Minneapolis City Parking	9,395,000	--	9,395,000	--	9,395,000
Houston Preston Lot	2,800,000	--	2,800,000	--	2,800,000
	$27,980,000	$6,828,000	$34,808,000	$--	$34,808,000

*Minneapolis Venture is currently reported as held for sale.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the years ended December 31, 2016, 2015 and 2014 assumes that the acquisitions were completed as of January 1, 2014.

	For the Years Ended December 31,
	2016	2015	2014
Revenues from continuing operations	$8,943,000	$6,568,000	$2,576,000
Net income (loss) available to common stockholders	$(2,781,000)	(99,000)	$1,074,000
Net loss available to common stockholders per share – basic	$(0.25)	$(0.01)	$0.30
Net loss available to common stockholders per share – diluted	$(0.25)	$(0.01)	$0.30

Revenue and expenses of acquisitions since acquisition dates included in the consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from acquisition dates through December 31, 2016:

Revenue	$1,596,000
Expenses	(1,578,000)
Net income	$18,000

On August 18, 2016, we acquired an additional 13.3% tenant-in-common interest in the Mabley Place Garage, LLC, bringing our total ownership to 83.34%, for approximately $0.9 million.

2015

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

2014

On April 30, 2014, the Company exercised its Purchase Right and acquired VRM I and VRM II's interest in the five parking facilities, net of the assumed debt secured by the real estate and VRM II's interest in the storage facility, net of the assumed debt secured by the real estate. In exchange VRM I and VRM II received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. As a result, the Company now holds 100% interest in the five parking facilities and storage facility, and VRM I and VRM II together hold 100% interest in the four office properties.  The transaction was approved by the Board of Directors of the Company, VRM I and VRM II.

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

We recognized acquisition expense related to the acquisition of parking facilities of which includes a 7.5% guaranteed return of approximately $0.5 million to VRM I and VRM II for their investment in these properties.  Additionally, we reimbursed VRM I and VRM II for the loss they incurred related to the sale of MVP PF Baltimore 2013, LLC and acquisition expenses.  These expenses incurred in the acquisition of the parking facilities totaled $1,336,000 of which VRM I and VRM II's share was $0.2 million and $0.3 million, respectively.

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

Note J – Investment in Equity Method Investee

2016

On May 11, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.8 million in cash plus closing costs and the Company owns a 49% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "Cleveland West 9th"). Cleveland West 9th consists of approximately 87,052 square feet with approximately 260 parking spaces.  The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where Cleveland West 9th will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

On May 17, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $3.0 million in cash. The Company's share of the purchase was approximately $1.5 million and the Company owns a 49% interest in the entity.  The surface parking lot is located at 1239 W. 9th Street, Cleveland, Ohio (the "Crown Colony parking lot"). The Crown Colony parking lot consists of approximately 23,000 square feet with approximately 82 parking spaces.  The Crown Colony parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $40,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $185,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $325,000. The term of the lease will be for 5 years.

On September 30, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns parking garage, for approximately $11.5 million in cash.  The Company's share of the purchase was approximately $2.3 million and the Company owns a 20% interest in the entity.  The parking garage is located at 205 2nd Avenue North, Nashville, TN (the "White Front Garage"). The White Front Garage consists of approximately 11,000 square feet with approximately 155 parking spaces.  The White Front Garage is leased by Premier Parking of Tennessee, LLC ("Premier Parking"), a parking operator with over 300 locations in nine different states, under a NNN lease agreement.  Premier Parking will pay annual rent of $700,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $850,000. The term of the lease will be for 10 years.

The following is a summary of MVP REIT's portion of the equity method investments purchased per their agreements:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

Cleveland West 9th (1)	05/11/2016	$2,788,000	49%	51%
33740 Crown Colony (1)	05/17/2016	$1,489,000	49%	51%
White Front Garage	09/30/2016	$2,307,000	20%	80%
Total		$6,584,000

(1)	In November 2016, these properties were merged into one holding company called MVP Cleveland West 9th II, LLC, for the purposes of debt financing.

2015

None

2014

On January 14, 2014, the Company, VRM I and VRM II sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  On April 30, 2014, the Company completed the acquisition of VRM I and VRM II's interest in the five parking facilities, net of the assumed debt secured by the real estate and VRM II's interest in the storage facility, net of the assumed debt secured by the real estate: in exchange VRM I and VRM II received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, the Company now holds a 100% interest in the five parking facilities and storage facility. VRM I and VRM II together hold 100% interest in the four office properties. On April 30, 2014 this transaction was completed which results in the consolidation of results of operations for this entity.   For additional information please see Note L – Acquisitions.

Note K — Line of Credit

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT II, through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The Borrowers have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

As of December 31, 2016, the Borrowers had 13 properties listed on the line of credit, which provided an available draw of approximately $25.7 million, and had drawn approximately $13.0 million, of which our portion of the current draw was approximately $4.8 million, based on our pro-rata ownership of the properties listed on the line of credit.  Based on the 13 properties on the line of credit as of December 31, 2016, the REITs had an additional draw of approximately $12.7 million. For the year ended December 31, 2016, we had accrued approximately $33,000 in interest expense and $6,000 in unused line fees associated with our draw.  In addition, as of December 31, 2016, the Borrowers had an available draw of approximate $12.7 million.  On January 11, 2017, the Borrowers used approximately $12.5 million from the line of credit to acquire the Detroit Center Garage described in Note O – Subsequent Events.

Note L — Fair Value

As of December 31, 2016, the Company had no financial assets and liabilities utilizing Level 1 or Level 2.  The Company had assets and liabilities utilizing Level 3 inputs including investments in equity and cost method investees.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2016 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/16	Carrying Value on Balance Sheet at 12/31/16
Assets Investment in equity method investee	$--	$--	$4,123,000	$4,123,000	$4,123,000

Note M — Notes Payable

2016

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

During March 2015, through the acquisition of Ft. Worth Taylor, the Company assumed a 10-year term loan with a balance of approximately $12.2 million, collateralized by real property located in Ft. Worth, Texas, matures in August 2021, bears an annual interest rate of 5.59%, and is payable in monthly installment payments of principal and interest totaling approximately $78,000.  On November 17, 2016, we refinanced this loan with American National Insurance Company, for $13.15 million.  The loan has a term of 10 years and has an annual interest rate of 4.50% and is payable in monthly installment payments of principal and interest totaling approximately $73,000, maturing in December 2026.  As part of the refinancing of this loan the company was able to obtain an additional $0.5 million [in loan proceeds] for general repairs and maintenance to the Fort Worth property. As part of the early payment on the original loan assumed, we had a prepayment penalty of approximately $587,000.  MVP anticipates that the lower interest rate, lower monthly payment and additional five year term together with the additional $0.5 million received as part of the refinancing for general repairs and maintenance, will offset the cost to refinance the loan.

During August 2015, Houston Saks Garage issued a promissory note for approximately $3.7 million.  The note is collateralized by real property located in Houston, Texas, bears an annual interest rate of 4.25%, and is payable in monthly installment payments of principal and interest totaling approximately $20,000, maturing in August 2025.

During January 2016, Indy City Park and Indy WA Street issued a promissory note to KeyBank for $8.2 million.  The note is secured by real property located in Indianapolis, Indiana.  The loan has a term of 10 years and has an annual interest rate of 4.59% and is payable in monthly installment payments of principal and interest totaling approximately $46,000, maturing in January 2026.

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

Total interest expense incurred for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $1.3 million and $0.2 million, respectively.  Total loan amortization cost for the years ended December 31, 2016, 2015 and 2014 were $195,000, $85,000, and $22,000, respectively.

As of December 31, 2016, future principal payments on the notes payable are as follows:

2017	$1,286,000
2018	1,194,000
2019	4,949,000
2020	1,185,000
2021	1,239,000
Thereafter	40,670,000
Total	$50,523,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $1,106,000 as of December 31, 2016.

As of December 31, 2016, the principal balances on notes payable are as follows:

Property		Current Loan Balance	Interest Rate	Loan Maturity
D&O Financing		$145,000	3.81%	8/3/2017
Ft. Lauderdale		1,451,000	4.94%	2/1/2019
Memphis Court		136,000	4.94%	2/1/2019
Memphis Poplar		1,222,000	4.94%	2/1/2019
St. Louis		1,217,000	4.94%	2/1/2019
Mabley Place		8,690,000	4.25%	12/26/2024
Ft. Worth		13,126,000	4.50%	11/17/2026
Houston Saks Garage		3,534,000	4.25%	8/1/2025
St. Louis Lucas		3,422,000	4.59%	2/1/2026
Indy Garage		8,041,000	4.59%	2/1/2026
Minneapolis City Parking		5,173,000	4.50%	4/30/2026
Bridgeport Fairfield		4,366,000	4.00%	8/1/2026
	Less unamortized loan issuance costs	(1,106,000)
	Total	$49,417,000

2015

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

Total interest expense incurred for the years ended December 31, 2015 and 2014 is $1.3 million and $0.1 million, respectively.

As of December 31, 2015, future principal payments on the notes payable are as follows:

2016	$735,000
2017	643,000
2018	676,000
2019	4,420,000
2020	627,000
Thereafter	21,610,000
Total	$28 ,711,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $534,000 as of December 31, 2015.

Note N — Assets held for sale

2016

As of December 31, 2016, the Company had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on an appraisal.  During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  The remaining portion of the property will be retained by the Company and will be leased to a parking operator.

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2016:

For The Year Ended December 31, 2016

Revenue	$10,000
Expenses	(254,000)
Loss from asset held for sale, net of income taxes	$(244,000)

2015

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

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2015:

For The Year Ended December 31, 2015

Revenue	$622,000
Expenses	(408,000)
Income from asset held for sale, net of income taxes	$214,000
Gain on sale of investment in real estate held for sale	1,260,000
Total income from discontinued operations	$1,474,000

2014

On April 30, 2014, the Company exercised its Purchase Right and acquired VRM I and VRM II's interest in the five parking facilities, net of the assumed debt secured by the real estate and VRM II's interest in the storage facility, net of the assumed debt secured by the real estate. In exchange VRM I and VRM II received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. As a result, the Company now holds 100% interest in the five parking facilities and storage facility, and VRM I and VRM II together hold 100% interest in the four office properties  The transaction was approved by the Board of Directors of the Company, VRM I and VRM II.

The following is a summary of the results of operations related to the assets held for sale for January 1, 2014 through April 30, 2014:

January 1, 2014 through April 30, 2014

Revenue	$792,000
Expenses	(655,000)
Income from asset held for sale, net of income taxes	$137,000

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

The following is a summary of the results of operations related to the assets held for sale for January 1, 2014 through closing date (July 31, 2014 and August 29, 2014):

January 1, 2014 through Closing Date (July 31, 2014 and August 29, 2014)

Revenue	$1,794,000
Expenses	(1,296,000)
Income from asset held for sale, net of income taxes	$498,000

During February 2015, the management has entered into a plan to sell the storage unit assets which results in the financial reporting of these assets, liabilities and results of operation to held for sale and discontinued operations.

The following is summary of net assets held for sale through December 31, 2014:

December 31, 2014
Assets:
Current assets	$20,000
Property and equipment, net	8,226,000
Other assets	67,000
Total assets	$8,313,000

Liabilities:
Accounts payable and accrued liabilities	$123,000
Notes payable	4,316,000
Total liabilities	4,439,000

Net assets held for sale	$3,874,000

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2014:

For The Year Ended December 31, 2014

Revenue	$1,067,000
Expenses	(826,000)
Income from asset held for sale, net of income taxes	$241,000

The Company recognized a gain on sale of investment in real estate held for sale of $44,000 for the year ended December 31, 2014.

Note O — Income Tax

Income Taxes and Distributions

As a REIT, it generally will not be subject to federal income tax on taxable income distributed to the stockholders. In 2016, MVP REIT Inc. has no distributable taxable income. In addition, MVP REIT Inc. does not have any subsidiaries elected to be treated as TRSs pursuant to the Code to participate in services that would otherwise be considered impermissible for REITS and are subject to federal and state income tax at regular corporate tax rates.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders' basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Ordinary	$--	$--	$--
Capital Gain	-	-	--
Return of Capital	6,637,000	4,315,000	2,016,000
	$6,637,000	$4,315,000	$2,016,000

Note P — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

During January 2017, the Company and MVP REIT II, through MVP Detroit Center Garage, LLC ("MVP Detroit Center"), an entity owned by the Company and MVP REIT II, acquired a multi-level parking garage consisting of approximately 1,275 parking spaces, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns a 20% equity interest in the MVP Detroit Center and MVP REIT II owns an 80% equity interest.  The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for the first $572,000 in property taxes, pay annual base rent of $3.4 million, and 80% of all gross revenue above $5.0 million.  As part of the acquisition MVP Detroit Center entered into a $31.5 million loan agreement with Bank of America, N.A., with a term of 10 years, amortized over 25 years, with monthly principal and interest payments totaling approximately $194,000, bearing an annual interest rate of 5.52%, secured by the parking garage, and maturing in February 2027.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
		Initial Cost					Gross Carrying Amount at December 31, 2016
Description	ST	Encumbrance	Land	Buildings and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Rentable Square Feet
Ft. Lauderdale	FL	--	$2,652,000	$728,000	$3,380,000	--	$2,652,000	$756,000	$3,408,000	$54,000	2014	n/a
Memphis Court	TN	--	$194,000	--	$194,000	--	$194,000	--	$194,000	$1,000	2014	n/a
Memphis Poplar	TN	--	$2,693,000	--	$2,693,000	--	$2,693,000	--	$2,693,000	$1,000	2014	n/a
Kansas City	KS	--	$1,550,000	--	$1,550,000	--	$1,550,000	--	$1,550,000	--	2014	n/a
St. Louis	MO	--	$4,125,000	--	$4,125,000	--	$4,137,000	--	$4,137,000	$1,000	2014	n/a
Mabley Place	OH	--	$4,050,000	$10,530,000	$14,580,000	--	$4,050,000	$10,797,000	$14,847,000	$571,000	2014	n/a
Denver Sherman	CO	--	$585,000	--	$585,000	--	$585,000	--	$585,000	--	2015	n/a
Ft. Worth Taylor	TX	--	$5,834,000	$17,502,000	$23,336,000	--	$5,834,000	$17,502,000	$23,336,000	$803,000	2015	n/a
Milwaukee Old World	WI	--	$1,000,000	--	$1,000,000	--	$1,000,000	--	$1,000,000	--	2015	n/a
St Louis Convention	MO	--	$2,575,000	--	$2,575,000	--	$2,575,000	--	$2,575,000	--	2015	n/a
Houston Saks	TX	--	$3,565,000	$4,816,000	$8,381,000	--	$3,565,000	$4,816,000	$8,381,000	$196,000	2015	n/a
St. Louis Lucas	MO	--	$3,463,000	--	$3,463,000	--	$3,463,000	--	$3,463,000	--	2015	n/a
Milwaukee Wells	WI	--	$3,900,000	--	$3,900,000	--	$3,900,000	--	$3,900,000	--	2015	n/a
Wildwood NJ	NJ	--	$1,585,000	--	$1,585,000	--	$1,609,000	--	$1,585,000	$1,000	2015	n/a
Indy City Park	IN	--	$1,226,000	$9,274,000	$10,500,000	--	$1,226,000	$9,274,000	$10,500,000	$297,000	2015	n/a
Cherry Street	MO	--	$515,000	--	$515,000	--	$515,000	--	$515,000	--	2015	n/a
Indy WA Street	IN	--	$4,995,000	--	$4,995,000	--	$4,995,000	--	$4,995,000	--	2015	n/a
Meridian Lot	IN	--	$1,498,000		$1,498,000	--	$1,498,000		$1,498,000	$3,000	2016	n/a
Milwaukee Clybourne	WI	--	$205,000		$205,000	--	$205,000		$205,000	--	2016	n/a
Milwaukee Arena	WI	--	$3,900,000		$3,900,000	--	$3,900,000		$3,900,000	--	2016	n/a
Clarksburg	WV	--	$628,000		$628,000	--	$628,000		$628,000	--	2016	n/a
Denver 1935 Sherman	CO	--	$2,438,000		$2,438,000	--	$2,438,000		$2,438,000	--	2016	n/a
Bridgeport Fairfield	CT	--	$972,000	$6,828,000	$7,800,000	--	$972,000	$6,828,000	$7,800,000	$131,000	2016	n/a
Minneapolis City Parking	MN	--	$9,501,000		$9,501,000	--	$9,500,000		$9,500,000	$1,000	2016	n/a
Houston Preston	TX	--	$2,800,000		$2,800,000	--	$2,800,000		$2,800,000	--	2016	n/a
		--	$66,449,000	$49,678,000	$116,127,000	$-	$66,484,000	$49,973,000	$116,457,000	$2,060,000
(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

The aggregate gross cost of property included above for federal income tax purposes approximated $116.1 million as of December 31, 2016.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Total real estate held for investment, inception (prior)	$87,517,000	$26,523,000	$--
Additions during period:		--	--
Acquisitions	28,940,000	60,994,000	26,523,000
Total real estate held for investment, end of year	$116,457,000	$87,517,000	$26,523,000

The following table reconciles the accumulated depreciation for the year ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Accumulated depreciation, inception (prior)	$812,000	$29,000	$--
Additions during period:		--	--
Depreciation of real estate	1,248,000	783,000	29,000
Accumulated depreciation, end of year	$2,060,000	$812,000	$29,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management's evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making its assessment of internal control over financial reporting, management used similar criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  We are an "emerging growth company" under the JOBS Act and we are not required to provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will rely on our advisor to manage our day-to-day activities and to implement our investment strategy, subject to the supervision of our board of directors. Our advisor performs its duties and responsibilities as our fiduciary pursuant to an advisory agreement. Our advisor is managed by Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names, ages as of March 24, 2017 and positions of the individuals who serve as our directors and executive officers as of March 24, 2017:

Name	Age	Title

Michael V. Shustek	58	Chief Executive Officer and Director
Ed Bentzen	40	Chief Financial Officer
Dan Huberty	48	President
Robert J. Aalberts(1)	65	Independent Director
Nicholas Nilsen(1)	80	Independent Director
Shawn Nelson	50	Independent Director
John E. Dawson(1)	59	Independent Director
Daryl C. Idler, Jr.	72	Independent Director

(1) Member of the audit committee.

The following table sets forth the names, ages as of March 24, 2017 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (our advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	58	Chief Executive Officer
Ed Bentzen	40	Chief Financial Officer

Directors, Executive Officers and certain significant employees of MVP Realty Advisors.

Michael V. Shustek has been Chief Executive Officer and a director of the Company since its inception.  He is also Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of Vestin Realty Mortgage II, Inc., and Vestin Realty Mortgage I, Inc. since January 2006 and Chief Executive Officer, President, Secretary and the Chairman of the Board of Directors of MVP REIT II, Inc. since May 2015. In July 2012, Mr. Shustek became a principal of MVP AS.  During January 2013, Mr. Shustek became the sole owner of MVP AS. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

Mr. Shustek has co-authored two books, entitled "Trust Deed Investments," on the topic of private mortgage lending, and "If I Can Do It, So Can You."  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  In addition, his participation on our board of directors is essential to ensure efficient communication between the Board and management.

Ed Bentzen was appointed as our Chief Financial Officer (CFO) on June 14, 2016.  In addition, Mr. Bentzen was appointed the CFO of MVP REIT II on June 14, 2016.  From August 2013 to June 2016, Mr. Bentzen was the Chief Financial Officer of Western Funding, Inc., a subsidiary of Westlake Financial Services,, a company that specializes in sub-prime auto financing.  From January 2013 to August 2013, Mr. Bentzen was the Assistant Vice President of Finance for Western Funding and from October 2010 through January 2013, he was the corporate controller of Western Funding.  Previous to his experience at Western Funding, Mr. Bentzen served in the capacity of Financial Analyst from January 2006 to April 2007 and then as corporate controller from April 2007 to October 2010 of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., which are the owners of MVP Realty Advisors, LLC, the Advisor to the Company.  Mr. Bentzen received his BS in Hotel Administration from the University of Nevada Las Vegas in 1999 and his Masters of Science in Accountancy from the University of Nevada Las Vegas in 2007.  In 2005 he passed the Certified Internal Auditor's exam and received his CIA Certification from the Institute of Internal Auditors (currently inactive status).

Dan Huberty has served as our President since March 2016. In addition he serves as the Vice President of Parking Operations for MVP Realty Advisors, our Advisor.  Prior to employment with MVP, Mr. Huberty was the Vice President of Sales and Acquisitions at JNL Parking from February 2015 to March 2016 and served as an Executive Vice President of SP Plus (and Central Parking, prior to their merger) from 2011 to 2014, where he oversaw the southern division of the company.  From 2009 to 2011, he served as a Vice President for Clean Energy Fuels.

Previous to Clean Energy Fuels, Mr. Huberty served in various roles with ABM Industries.  During his approximately 17 years with ABM Industries, Mr. Huberty served in various roles including Facility Manager, Regional Manager, Regional Vice President, and finally Vice President of Sales for ABM's Parking Division. Mr. Huberty earned his BBA from Cleveland State University in 1991, and his MBA from the University of Phoenix in 1998. In addition, since January 2011, Mr. Huberty has served as s State Representative for the 127 District in the Texas House of Representatives.  During his time as a State Representative Mr. Huberty has been a member of various committees, including the Public Education and State Affairs committees, Select Committee of Redistricting, and the Select Committee on Transportation Funding, Expenditures & Finance.

Independent Directors of MVP REIT, Inc.

Daryl C. Idler, Jr. has been a director of the Company since its inception.  He was President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, from 2002 until December of 2016, and a director of Vestin Realty Mortgage I, Inc. from January 2008 until he resigned in November 2013. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California, including both transactional aspects and litigation [including litigation in numerous states].  He also acted as Executive Vice-President/General Counsel to a Rancho Bernardo, California biotech and military hardware company from 1983-1988.

Mr. Idler has significant experience with real estate related transactions. In 2001, Mr. Idler served as President and Managing Partner of the entity that acquired approximately 300 acres in San Diego County, home to the Cottonwood Golf Club, a 36-hole golf course and related facility. In 2005, Mr. Idler was involved in the acquisition of the neighboring historic Ivanhoe Ranch, comprised of 160 acres. Until late 2016, Mr. Idler was in charge of all aspects of the golf operations at the Cottonwood Golf Club, including acquisition and financing and real estate development projects at the golf course. He helped craft and then oversaw and directed the commencement of processing entitlements for the entirety of the property, targeting 1272 active adult/age restricted units, to be followed by entitlement of 180 single family units, construction of a new clubhouse, restoration of riverine habitat and creation of a 100+ acre wetland mitigation bank, and ultimately upon conclusion, the reduction of the operating golf facility from 36 holes to 18 holes.  Currently, Mr. Idler is in the process of assisting the ownership group in pursuing 100-120 estate-size home sites, stables, open space and vineyards at the neighboring Ivanhoe Ranch.

Between 1973 and 2000, Mr. Idler was involved as a lawyer representing the interests of various clients in the purchase, acquisition, development and sale of commercial and industrial properties and buildings. Representative projects include small strip-shopping centers, portions of the Otay Mesa industrial park, high-rise building in downtown San Diego and light industrial properties in Rancho Bernardo. During the same period, Mr. Idler was a co-investor in five buildings in downtown San Diego and was involved in all aspects with these acquisitions, including structuring the transactions, preparing documents, conducting due diligence and closing the transactions. Four of the buildings were restored and remain as landmark properties in the historic Gaslamp Quarter of San Diego, one of which received the coveted "Orchid" award.

Mr. Idler received his Bachelor's Degree from the University of Redlands, California [1967] and his Juris Doctor from the University of San Diego School of Law [1972]. Mr. Idler has been an active member of the California Bar since 1973. Mr. Idler is a founding member of the Board of Sonshine Haven in El Cajon, California, and was co-founder and Chairman of Youth Choir San Diego. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California, is Legal Advisor and Board Member of Navy Seal Veterans Network, Legal Advisor to Fraternal Order of Police, Lodge 10.  Past community affiliations include former Chairman of the Board and member, finance and staff parish board of Foothills United Methodist Church, Board Member and Chairman of Youth For Christ, San Diego County, and Legal Advisor to the Chief of Police, Los Coyotes Indian Tribe.  Mr. Idler served in the United States Navy Reserve from 1966 to 1972, with active service from 1967 to 1969, and reserve duty with U.S. Navy Inshore-Undersea Warfare Group [11-1] in the San Diego, Ca., region.  Mr. Idler's active duty included service in and during the Vietnam War as a member of the crew of the USS Enterprise [CVA (N)-65], operating with a security clearance designation of Top Secret.

Robert J. Aalberts has been on the board of directors of the Company since its inception, and was a director of Vestin Group, Inc., from April 1999 to December 2005, he was a director for Vestin Realty Mortgage I, Inc., from January 2006 until he resigned in January 2008 and for Vestin Realty Mortgage II, Inc. from January 2006 until he resigned in November 2013. Presently, he is Clinical Professor of Business Law in the Smeal College of Business, at the Pennsylvania State University in University Park, PA.  Professor Aalberts held the Ernst Lied Professor of Legal Studies professorship in the Lee College of Business at the University of Nevada, Las Vegas from 1991 to 2014. Before UNLV, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport from 1984 to 1991. From 1982 through 1984, he served as an attorney for Gulf Oil Company in its New Orleans office, specializing in contract negotiations and mineral law. Professor Aalberts has co-authored books relating to the regulatory environment, law and business of real estate; including Real Estate Law (2015), now in its 9th edition, published by the Cengage Book Company. He is also the author of numerous legal articles dealing with various aspects of real estate, business and the practice of law.  From 1992 to 2016,  Professor Aalberts was the

Editor-in-chief of the Real Estate Law Journal published by the Thomson-West Publishing Company. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and a Bachelor of Arts degree in Social Sciences and Geography from  Bemidji State University in Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Nicholas Nilsen has been a director of the Company since its inception.  He has been involved in the financial industry for more than four decades. He has been in retirement during the past five years. Most recently, Mr. Nilsen served as a Senior Vice President of PNC Financial, a bank holding company, where he served from 1960 to 2000. He began his long career with PNC Financial as a stock analyst. Later, he managed corporate and Taft-Hartley pension plans for the bank. Mr. Nilsen served as an executive investment officer at the time of his retirement from PNC Financial. Mr. Nilsen is a CFA charter holder. Mr. Nilsen received a Bachelor's degree from Denison University and a Master of Business Administration from Northwestern University.

John E. Dawson has been a director of the Company since its inception and is currently a member of the Audit Commitee.  He was a director of Vestin Group from March 2000 to December 2005, was a director of Vestin Realty Mortgage II, Inc., from March 2007 until he resigned in November 2013 and was a director for Vestin Realty Mortgage I, Inc. from March 2007 until January 2008.  Since January of 2015 Mr.  Dawson has been a Partner at the International law firm of Dickinson Wright PLLC.  Mr. Dawson was a partner of the Las Vegas law firm of Lionel Sawyer & Collins from 2005 until its closing in December of 2014.  Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach.  Mr. Dawson received his Bachelor's Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Shawn Nelson has been a director of the Company since June 2015.  Since June, 2010, Mr. Nelson has served as a member of the Orange County Board of Supervisors in Orange County California, serving as chairman in 2013 and 2014.  Mr. Nelson currently serves as the board of the Southern California Regional Rail Authority (Metrolink) and was the former Chairman.  He was also the former Director of the Orange County Transportation Authority having served as the chair in 2014, and is a director of the South Coast Air Quality Management District, Southern California Association of Governments, Transportation Corridor Agency, Foothill/Eastern, Southern California Water Committee, Orange County Council of Governments and Orange County Housing Authority Board of Commissioners. From 1994 to 2010 Mr. Nelson was the managing partner of the law firm of Rizio & Nelson.  From 1992-1994 he was the Leasing Director/Project Manager of S&P Company.  Prior to that, from 1989 to 1992 Mr. Nelson served as the Leasing Director/Acquisitions Analyst for IDM Corp and from 1988 to 1989 he served as a Construction Superintendent for Pulte Home.  Mr. Nelson has a Bachelor of Science degree in business with a certificate in real property development from the University of Southern California and a Juris Doctor Degree from Western State University College of Law.

Our directors and executive officers will serve until their successors are elected and qualify. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

CORPORATE GOVERNANCE

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board of directors is responsible for directing the management of our business and affairs. The board of directors has retained our advisor to manage our day-to-day affairs and to implement our investment strategy, subject to the board of directors' direction, oversight and approval.

We have a total of six directors, five of whom are independent of us, our advisor, our sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor or our advisor. A director is deemed to be associated with our sponsor or our advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our sponsor, our advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our sponsor or advised by our advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of its affiliates. Our board has determined that each of Robert J. Aalberts, Nicholas Nilsen, John E. Dawson, Shawn Nelson and Daryl C. Idler, Jr. qualifies as an independent director under the NASAA REIT Guidelines.

In June 2016, the Company and MVP REIT II, Inc. ("MVP REIT II") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. The Company's board had authorized taking such action in March 2016. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value. The Company currently expects that no decision on this matter will be made during the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity is expected until during the second fiscal quarter of 2017. There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

We refer to our directors who are not independent as our "affiliated directors." Currently, our affiliated director is Michael V. Shustek.  At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and ratified by a vote of the directors, including at least a majority of the independent directors.

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

Audit Committee

Our audit committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee's responsibilities include, among other things:
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

The audit committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at www.mpvreit.com.  The audit committee is comprised of three directors, all of whom are independent directors and one of whom is deemed an audit committee financial expert meeting the requirements set forth in Section 407 of the Sarbanes Oxley Act of 2002. Our audit committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts.  The Board also determined that Mr. Nilsen meets the audit committee financial expert requirements. For the year ended December 31, 2016, the audit committee held four meetings.  Our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.
Nominating Committee
Our nominating committee was recently established in March 2016 to assist our board of directors by identifying individuals qualified to become directors.  Our nominating committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts, all of whom are independent directors.
Our nominating committee operates under a charter adopted by our board of directors, which is available at www.mpvreit.com . Responsibilities of the nominating committee include, among other things:
•	Evaluating the composition, size, operations and governance of our board of directors and making recommendations regarding the appointment of directors;
•	Evaluating the independence of our directors and candidates for election to our board of directors; and
•	Evaluating and recommending candidates for election to our board of directors.

Compensation Committee

Our compensation committee was recently established in March 2016 to assist our board of directors relating to compensation of our directors and our advisor and to produce as may be required an annual report on executive officer compensation. Subject to applicable provisions of our bylaws and the advisory agreement with our advisor, our compensation committee is responsible for reviewing and approving compensation paid by us to our advisor.  Our compensation committee operates under a charter adopted by our board of directors, which is available at www.mvpreit.com. Our compensation committee consists of Nicholas Nilsen, John Dawson and Robert J. Aalberts, all of whom are independent directors.

Our board of directors may establish other committees to facilitate the management of our business.

Criteria for Selecting Directors

In evaluating candidates, our nominating committee will consider an individual's business and professional experience, the potential contributions they could make to our Board and their familiarity with our business. Our nominating committee will consider candidates recommended by our directors, members of our management team and third parties. Our nominating committee will also consider candidates suggested by our stockholders. We do not have a formal process established for this purpose.

We do not have a formal diversity policy with respect to the composition of our Board of Directors. However, our nominating committee seeks to ensure that the Board of Directors is composed of directors whose diverse backgrounds, experience and expertise will provide the Board with a range of perspectives on matters coming before the Board.

Stockholders are encouraged to contact our nominating committee if they wish the committee to consider a proposed candidate. Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of the Company's secretary at the following address: 8880 W. Sunset Road Suite 240, Las Vegas, NV  89148. Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws , between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year's annual meeting of stockholders; provided, however, that in connection with our first annual meeting or in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150 day prior to the date of such annual meeting and not later than 5:00 p.m., Pacific Time, on the later of the 120 day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made.

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2016. In addition, during the year ended December 31, 2016, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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
Board Meetings and Annual Stockholder Meeting
The board of directors held eight meetings during the fiscal year ended December 31, 2016. Each director attended at least 75% of his board and committee meetings in 2016. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

Independent Directors' Review of Our Policies

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

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Daryl Idler Jr	$$29,000	$--	$--	$--	$--	$--	$$29,000
John E. Dawson	$$30,000	$--	$--	$--	$--	$--	$$30,000
Nicholas Nilsen	$$35,000	$--	$--	$--	$--	$--	$$35,000
Robert J. Aalberts	$$30,000	$--	$--	$--	$--	$--	$$30,000
Shawn Nelson	$$29,500	$--	$--	$--	$--	$--	$$29,500

Total	$153,500	--	--	--	--	--	$153,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information as of March 21, 2017, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 10,978,745 shares of our common stock as of March 21, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
SERE Holdings, LLC 8880 W. Sunset Road Las Vegas, NV 89148	Sole voting and investment power of 964,655 shares	8.79%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 21, 2017, by:

•	Each director;
•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 10,978,745 shares of our total outstanding common stock as of March 21, 2017.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Nicholas Nilsen	3074 Soft Horizon Way Las Vegas, NV 89135	5,727	< 1%
Robert J. Aalberts	200 Jefferson Ave. #231 State College, PA 16801	--	--
Daryl Idler Jr	2650 Jamacha Road, Suite 147 El Cajon, CA 92019	--	--
Shawn Nelson	Hall of Administration 333 W. Santa Ana Blvd. Santa Ana, CA 92701	--	--
John Dawson **	1321 Imperia Drive Henderson, NV 89052	6,873	< 1%
Mike Shustek *	8880 W. Sunset Rd St 200 Las Vegas, NV 89148	35,433	< 1%
Dan Huberty	8880 W. Sunset Rd St 200 Las Vegas, NV 89148	9,496	< 1%
Ed Bentzen	8880 W. Sunset Rd St 200 Las Vegas, NV 89148	--	--
All directors and executive officers as a group (3 persons)		57,529	< 1%

* Mike Shustek indirectly owns these shares through the following:
Peggy Shustek (spouse) owns 6,466 shares
MVP Capital Partners LLC owns 28,967 shares

** John Dawson indirectly owns his shares through 12557 Limited Partnership

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

Please refer to Note E – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.  Please also see "Risk Factors – Risks Related to Conflict of Interests."

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

Term of Advisory Agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate our advisory agreement with MVP Realty Advisors, LLC without cause or penalty on 60 days' written notice. MVP Realty Advisors, LLC may terminate our advisory agreement with good reason on 60 days' written notice.  It is anticipated that our board will meet during the first part 2017 to discuss approval of the advisory agreement for the upcoming year.

Independent Directors

The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor or our advisor. A director is deemed to be associated with our sponsor or our advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our sponsor, our advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our sponsor or advised by our advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of its affiliates

A majority of our board of directors, including a majority of the independent directors, must determine the method used by our advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

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

Real Estate Secured Loans Involving Affiliates

Our charter prohibits us from investing in or making real estate secured loans in which the transaction is with our sponsor, our advisor, our directors or any of their affiliates, unless an independent appraiser appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our common stockholders. In addition, a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or the condition of the title must be obtained. However, we may acquire an investment in a loan payable by our advisor or any of its affiliates, when our advisor has assumed the obligations of the borrower under that loan through a foreclosure on the property. In addition, we may invest in loans that were originated by affiliates provided the loan(s) otherwise satisfy all of our lending criteria. Our charter also prohibits us from making or investing in any real estate secured loans that are subordinate to any real estate secured loan or equity interest of our sponsor, our advisor, our directors or any of their affiliates.

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

Other Transactions Involving Affiliates

A majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between us and our sponsor, our advisor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. To the extent that we contemplate any transactions with affiliates, members of our board who serve on the board of the affiliated entity will be deemed "interested directors" and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Limitation on Operating Expenses

In compliance with the NASAA REIT Guidelines, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. "Average invested assets" means the average of the aggregate monthly book value of our assets during a specified period invested, directly or indirectly in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non-cash reserves. "Total operating expenses" means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in compliance with the NASAA REIT Guidelines; (vi) acquisition fees and expenses; (vii) real estate commissions on the sale of real property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

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

Director Independence.

The Board of Directors has determined that each of Messrs. Aalberts, Nilsen, Nelson, Dawson, and Idler qualify as "independent directors" as that term is defined in the NASAA Guidelines. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the Nasdaq Stock Market, Inc. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.'s requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

During the years ended December 31, 2016, 2015 and 2014 RBSM, LLP ("RBMS") our independent public accounting firm billed the Company for their professional services rendered as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Audit Fees	$127,500	$80,000	$--
Audit Related Fees	$--	$6,500	$--
Tax Fees	$--	$--	$--
All Other Fees	$--	$--	$--

RBSM did not perform any non-audit services for us in the years ended December 31, 2016, 2015 and 2014.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees", such as review of our Form S-11/A and Form 8-K filings, and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 24, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 24, 2017
Michael V. Shustek	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer	March 24, 2017
Ed Bentzen	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 24, 2017
John E. Dawson

/s/ Nicholas Nilsen	Director	March 24, 2017
Nicholas Nilsen

/s/ Robert J. Aalberts	Director	March 24, 2017
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 24, 2017
Daryl C. Idler, Jr.

/s/ Shawn Nelson	Director	March 24, 2017
Shawn Nelson

EXHIBIT INDEX

3.1(4)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(4)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(4)	Articles of Amendment (Name Change)
3.4(5)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(4)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(7)	Articles of Amendment of MVP REIT, Inc.
3.7(8)	Articles of Amendment of MVP REIT, Inc.
4.1(16)	Form of Subscription Agreement
10.1(3)	Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisors, LLC.
10.2(16)	Distribution Reinvestment Plan
10.3(3)	Escrow Agreement
10.4(4)	MVP REIT, Inc. 2012 Stock Incentive Plan
10.5(9)	Membership Interest Purchase agreement between MVP REIT, Inc. and SERE Holdings, LLC
10.6(1)	Amendment to Advisory Agreement [NOTE: What is this amendment and when was it filed?]
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

10.10(14)	Amendment No. 1, dated November 21, 2013, to the Advisory Agreement by and between MVP REIT, Inc. and MVP Realty Advisor, LLC.
10.11(15)	Irrevocable Waiver, dated December 20, 2013, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
10.12 (17)	Membership Purchase Agreement, dated as of March 26, 2014, b
10.13 (18)	Separation Agreement and Release, dated as of August 11, 2014, between MVP Entities and Steven R. Reed.
10.14 (19)	Release of Waiver Agreement, dated as of August 22, 2014, between MVP Realty Advisor, LLC and MVP REIT, Inc.
10.15 (20)	Irrevocable Waiver, dated September 12, 2014, relating to the Advisory Agreement by MVP Realty Advisor, LLC in favor of MVP REIT, Inc.
10.16 (21)	Credit Agreement dated as of October 5, 2016 among MVP Real Estate Holding, LLC, MVP REIT II Operating Partnership, L.P., certain of their subsidiaries and KeyBank National Association.
10.17 (21)	MVP Guaranty dated as of October 5, 2016, by and among MVP REIT, Inc. and MVP REIT II, Inc.
10.18 (21)	Pledge and Security Agreement dated as of October 5, 2016 among MVP Real Estate Holdings, LLC, MVP REIT II Operating Partnership, LP, certain of their Subsidiaries and KeyBank National Association.
10.19 (21)	Promissory Note dated October 5, 2016 2016 among MVP Real Estate Holdings, LLC, MVP REIT II Operating Partnership, LP, certain of their Subsidiaries and KeyBank National Association.
10.20 (22)	Purchase and Sale Agreement, dated October 31, 2016, between Center Parking Associates Limited Partnership and MVP Detroia Center Garage, LLC

21.1(1)	Subsidiaries of the Registrant.
23.1	Consent of Independent Register Public Accounting Firm

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.