Form 10-Q
period 2017-05-08
MVP REIT, Inc.
filed 2017-05-10
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Registrant's Telephone Number: (702) 534-5577

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]    No   [X]

As of May 9, 2017, there were 10,985,576 shares of the Company's Common Stock outstanding.

MVP REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$2,191,000	$4,112,000
Cash – restricted	1,629,000	1,712,000
Accounts receivable	83,000	117,000
Prepaid expenses	606,000	444,000
Deferred rental assets	100,000	93,000
Investments in real estate and fixed assets:
Land and improvements	64,875,000	64,875,000
Building and improvements	50,432,000	49,973,000
Construction in progress	35,000	--
Fixed assets	88,000	88,000
	115,430,000	114,936,000
Accumulated depreciation	(2,462,000)	(2,128,000)
Total investments in real estate and fixed assets, net	112,968,000	112,808,000

Due from related party	--	462,000
Deposits	19,000	1,519,000
Other assets	120,000	121,000
Investment in equity method investee	9,176,000	4,123,000
Assets held for sale	7,708,000	7,709,000
Total assets	$134,600,000	$133,220,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$876,000	$959,000
Deferred revenue	42,000	55,000
Due to related parties	869,000	--
Liabilities related to assets held for sale	78,000	--
Security deposits	186,000	248,000
Line of credit, net of unamortized loan issuance costs of $158,000 and $164,000 as of March 31, 2017 and December 31, 2016, respectively	7,918,000	4,646,000
Notes payable, net of unamortized loan issuance cost of $1,058,000 and $1,106,000 at March 31, 2017 and December 31, 2016, respectively	49,114,000	49,417,000
Total liabilities	59,083,000	55,325,000
Commitments and contingencies
Equity
MVP REIT, Inc. Shareholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 10,978,736 and 10,952,325 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	11,000	11,000
Additional paid-in capital	88,744,000	90,156,000
Accumulated deficit	(17,143,000)	(16,191,000)
Total MVP REIT, Inc. Shareholders' Equity	71,612,000	73,976,000
Non-controlling interest	3,905,000	3,919,000
Total equity	75,517,000	77,895,000
Total liabilities and equity	$134,600,000	$133,220,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$2,122,000	$1,893,000
Total revenues	2,122,000	1,893,000

Operating expenses
General and administrative	413,000	387,000
Merger Costs	138,000	--
Acquisition expenses	265,000	207,000
Acquisition expenses – related party	330,000	1,326,000
Operation and maintenance	545,000	577,000
Operation and maintenance-related party	309,000	235,000
Depreciation	334,000	282,000
Total operating expenses	2,334,000	3,014,000

Loss from operations	(212,000)	(1,121,000)

Other income (expense)
Interest expense	(696,000)	(452,000)
Income from investment in equity method investee	28,000	--
Interest income	--	1,000
Total other expense	(668,000)	(451,000)

Loss from continuing operations	(880,000)	(1,572,000)

Discontinued operations, net of income taxes
Loss from assets held for sale, net of income taxes	(59,000)	(8,000)
Total loss from discontinued operations	(59,000)	(8,000)

Provision for income taxes	--	--

Net loss	(939,000)	(1,580,000)
Net gain (loss) attributable to non-controlling interest – related party	13,000	(40,000)
Net loss attributable to common stockholders	$(952,000)	$(1,540,000)
Basic and diluted loss per weighted average common share
Loss from continuing operations attributable to MVP REIT common stockholders – basic and diluted	(0.08)	(0.14)
Loss from discontinued operations – basic and diluted	(0.01)	--
Net loss attributable to MVP REIT common stockholders - basic and diluted	$(0.09)	$(0.14)
Weighted average common shares outstanding, basic and diluted	10,969,524	11,039,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	1,000	$--	10,952,325	$11,000	$90,156,000	$(16,191,000)	$3,919,000	$77,895,000

Distributions to non-controlling interest	--	--	--	--	--	--	(27,000)	(27,000)

Issuance of common stock – DRIP	--	--	33,078	--	301,000	--	--	301,000

Non-controlling interest	--	--	--	--	--	--	--

Redeemed shares	--	--	(6,667)	--	(61,000)	--	--	(61,000)

Distributions	--	--	--	--	(1,652,000)	--	--	(1,652,000)

Net income (loss)	--	--	--	--	--	(952,000)	13,000	(939,000)
Balance, March 31, 2017	1,000	$--	10,978,736	$11,000	$88,744,000	$(17,143,000)	$3,905,000	$75,517,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(939,000)	$(1,580,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	334,000	282,000
Amortization of loan costs	76,000	18,000
Income from investment in equity method investee	(28,000)	--
Change in operating assets and liabilities:
Restricted cash	83,000	16,000
Prepaid expenses	(162,000)	(36,000)
Deferred rental assets	(121,000)	(19,000)
Accounts receivable	148,000	10,000
Other assets	1,000	(123,000)
Capitalized loan fees	(23,000)	(290,000)
Security deposits	(62,000)	(45,000)
Assets held for sale	79,000	--
Due to related parties	1,331,000	(34,000)
Deferred revenue	(13,000)	22,000
Accounts payable and accrued liabilities	(83,000)	600,000
Net cash provided by (used in) operating activities	621,000	(1,179,000)
Cash flows from investing activities:
Purchase of investment in real estate	--	(16,198,000)
Investment in equity method investee	(3,575,000)	--
Construction in progress	(35,000)	--
Building improvements	(459,000)	--
Net cash used in investing activities	(4,069,000)	(16,198,000)
Cash flows from financing activities:
Proceeds from promissory note	--	11,690,000
Proceeds from line of credit	3,382,000	--
Payments on line of credit	(116,000)	--
Capital contribution from non-controlling interest – related party	--	3,392,000
Redeemed shares	(61,000)	(49,000)
Payments on notes payable	(350,000)	(211,000)
Distribution received from investment in equity method investee	50,000	--
Distribution to non-controlling interest	(27,000)	(39,000)
Stockholders' distributions	(1,351,000)	(1,041,000)
Net cash provided by financing activities	1,527,000	13,742,000
NET CHANGE IN CASH	(1,921,000)	(3,635,000)
Cash and cash equivalents, beginning of period	4,112,000	10,511,000
Cash and cash equivalents, end of period	$2,191,000	$6,876,000
Supplemental disclosures of cash flows information:
Interest paid	$620,000	$434,000
Non-cash investing and financing activities:
Distributions – DRIP	$301,000	$621,000
Deposits applied to purchase of investment in real estate	$--	$15,810,000
Deposits applied to purchase of investment in equity method investee	$1,500,000	$--
Capitalized loan fees related to promissory note	$--	$309,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note A — Organization, Proposed Business Operations and Capitalization

Organization and Business

MVP REIT, Inc. (the "Company," "MVP," "we," "us" or "our") was incorporated on April 3, 2012 as a Maryland corporation, and has elected to be taxed, and operates in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013.

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

In June 2016, the Company and MVP REIT II, Inc. ("MVP REIT II") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. The Company's board had authorized taking such action in March 2016. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value.  The Company currently expects that no decision on this matter will be made until the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement of the DRIP in July 2016, since no decision on liquidity is expected during the second fiscal quarter of 2017.  Currently the DRIP program is not available to Oregon residents.  There can be no assurance as to if or when the Company will again pursue a listing or another liquidity transaction.

The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer.  The Company's advisor is MVP Realty Advisors, LLC (the "Advisor").  Vestin Realty Mortgage II, Inc. ("VRM II") owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc. ("VRM I").  Michael Shustek owns 100% of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I and VRM II. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to an advisory agreement between the Company and the Advisor (the "Advisory Agreement").

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

On May 1, 2017, the Company and MVP REIT II jointly announced that, after reviewing strategic alternatives, a special committee of the board of directors of the Company (the "MVP I Special Committee") has accepted a non-binding Letter of Intent ("LOI") from MVP REIT II regarding a proposed merger of the Company with MVP REIT II.  If necessary approvals are received and other conditions are satisfied, the merger consideration payable by MVP REIT II to each holder of common stock, $0.001 par value per share, of MVP REIT would be 0.365 shares of common stock, $0.0001 par value per share, of MVP REIT II.

The LOI also provides, among other non-binding terms and conditions, that any definitive merger agreement agreed to by the parties will include go-shop and termination fee provisions. The proposed merger is subject to substantial conditions to consummation, including the entry by the Company and MVP REIT II into a definitive merger agreement, certain third party approvals and, if a definitive merger agreement is reached, any required stockholder approvals.  There can be no assurance that the proposed merger will be consummated.
Estimated Value Per Share

As previously reported on 8-K filed on April 11, 2017, the Company's board of directors determined that the Company's estimated net asset value ("NAV") was approximately $102.3 million or $9.32 per common share as of March 30, 2017.  Shares in the initial public offering were sold at $9.00 per share.  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of our common stock and issuing shares pursuant to our distribution reinvestment plan.  Last year, the board of directors determined that the NAV was $9.14 per common as of March 30, 2016, which value had been used since April 7, 2016 for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.  In determining an estimated value per share of the Company's common stock, the Company's board of directors relied upon information provided by MVP Realty Advisors, LLC, the Company's advisor and the board's experience with, and knowledge of, the Company's real property and other assets.

The Company is providing the estimated value per share to assist broker-dealers and stockholders pursuant to certain rules of the Financial Industry Regulatory Authority, Inc., or FINRA. The objective of the board of directors in determining the estimated value per share was to arrive at a value, based on recent available data, that it believed was reasonable based on methods that it deemed appropriate after consultation with the Advisor. Accordingly, the Company's Advisor performed the valuation of the Company's common stock using as a guide Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. The estimated value per share is based on (x) the estimated value of the Company's assets less the estimated value of the Company's liabilities divided by (y) the number of outstanding shares of the Company's common stock, all as of March 30, 2017.

Distributions

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

From inception through March 31, 2017, the Company has paid approximately $15.3 million in distributions including approximately $3.2 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from its initial public offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company also announced, in connection with the proposed merger, that the monthly distribution for record holders as of May 24, 2017 expected to be paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

Capitalization
As of March 31, 2017, the Company had 10,978,736 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the "Convertible Stock").

Upon formation, the Company sold 22,222 shares of common stock to the Sponsor for $200,000.  In addition, upon the commencement of our initial public offering, we issued 1,000 shares of the Convertible Stock to our advisor.  After giving effect to the release of waivers and waiver agreements executed in August and September of 2014, all of which were previously disclosed in Form 8-Ks and prospectus supplements, the Convertible Stock will convert into shares of our common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion if and when:

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

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Company's initial public offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor's participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company's share repurchase program.  As of March 31, 2017, a total of 360,069 common shares have been issued under the DRIP.  Currently the DRIP program is not available to Oregon residents.

In addition, the Company has a Share Repurchase Program ("SRP") that may provide stockholders who generally have held their shares for at least one year an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  On April 11, 2017, the Company established an estimated value per share of common stock of $9.32.  The Company will repurchase shares at 100% of the estimated value per share.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company's receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of the date of this filing, the SRP is suspended pending the consummation of the proposed merger.

In connection with the proposed merger, the Company also announced that it would suspend its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan will take effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the date of this press release providing notice of suspension.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016 contained herein has been derived from the audited consolidated financial statements as of December 31, 2016, but do not include all disclosures required by GAAP.

Consolidation

The Company's consolidated financial statements include its accounts and the accounts of its subsidiaries, REH. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

MVP PF Ft. Lauderdale 2013, LLC
MVP PF Memphis Court 2013, LLC
MVP PF Memphis Poplar 2013, LLC
MVP PF St. Louis 2013, LLC
MVP PF Kansas City 2013, LLC
Mabley Place Garage, LLC
MVP Denver Sherman, LLC
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

Concentration

The Company had eight parking tenants as of March 31, 2017 and 2016, respectively. One tenant, Standard Parking Plus ("SP+"), represented a concentration for the three months ended March 31, 2017 and 2016 in regards to parking base rental revenue.  During the three months ended March 31, 2017 and 2016, SP+ accounted for approximately 67% of the parking base rental revenue.

Parking Tenant	Percentage of Total Base Rental Revenue As of March 31,
	2017	2016
SP +	67.4%	67.1%
iPark Services	10.0%	8.1%
ABM	9.7%	10.6%
Denison	5.6%	6.2%
PCAM, LLC	3.4%	3.8%
BEST PARK	3.3%	3.6%
Denver School	0.4%	0.4%
Secure	0.2%	0.2%
Grand Total	100.00%	100.00%

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended March 31, 2017 and 2016, the Company expensed approximately $0.3 million and $1.3 million, respectively, of related party acquisition costs and $0.3 million and $0.2 million, respectively, of non-related party acquisition costs, for the purchase of or investment in one and seven, respectively, properties.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2017 and 2016, the Company did not capitalize any such acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs.

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

Cash

The Company maintains the majority of its cash balances in a national financial institution located in Cleveland, OH.  The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of March 31, 2017 and December 31, 2016, the Company had approximately $0.4 million and approximately $1.8 million in excess of the federally-insured limits, respectively.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three months ended March 31, 2017 and 2016, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three months ended March 31 2017 and the year ended December 31, 2016.

In September 2012, upon the commencement of our initial public offering, the Company issued 1,000 shares of convertible stock to our advisor.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2017, the Company only operates in the investment in real property segment.

Reclassifications

Amounts listed in connection with assets held for sale (including liabilities related to assets held for sale), restricted cash and deposits in the 2016 condensed consolidated financial statements have been reclassified to conform to the March 31, 2017 presentation.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on March 31, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of March 31, 2017, management does not anticipate a material adverse effect related to this environmental matter. As of March 31, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of March 31, 2017, the Company had the following investments in real estate:

Property	Location	Date Acquired	Investments in Real Estate	Total % of Portfolio	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	Ft. Lauderdale, FL	7/31/2013	$3,409,000	2.95%	RAC-CC	150 Feet	SP+	2/1/2014	5 yr. w/2 5 yr. ext.
Memphis Court	Memphis, TN	8/28/2013	$194,000	0.17%	CBD	Unlimited	SP+	3/1/2017	2 Years remaining
Memphis Poplar	Memphis, TN	8/28/2013	$2,693,000	2.33%	CBD	Unlimited	Best Park	3/1/2014	5 yr. w/2 5 yr. ext.
Kansas City	Kansas City, MO	8/28/2013	$1,550,000	1.34%	B4-5	Unlimited	SP+	3/14/2012	15 Years
St. Louis	St Louis, MO	9/4/2013	$4,137,000	3.59%	I (CBD)	200 Feet	SP+	12/1/2013	5 yr. w/2 5 yr. ext.
Mabley Place	Cincinnati, OH	12/9/2014	$14,994,000	12.99%	DD-A	510 Feet	SP+	12/9/2014	10 Years
Denver Sherman	Denver, CO	1/26/2015	$585,000	0.51%	CMX-16	200 Feet	Denver SD	7/1/2014	10 Years w/1 5 yr. ext.
Ft. Worth	Fort Worth, TX	3/16/2015	$23,336,000	20.22%	CBD-H	Unlimited	SP+	3/16/2015	10 Years
Milwaukee Old World	Milwaukee, WI	3/31/2015	$1,000,000	0.87%	C9-E	40 Feet	SP+	3/31/2015	5 yr. w/1 5 yr. ext.
St. Louis Convention	St. Louis, MO	5/31/2015	$2,575,000	2.23%	I (CBD)	200 Feet	SP+	5/13/2015	5 yr. w/1 5 yr. ext.
Houston Saks Garage	Houston, TX	5/28/2015	$8,380,000	7.26%	N/A	Unlimited	iPark	5/28/2015	10 yr. w/1 5 yr. ext.
St. Louis Lucas	St. Louis, MO	6/29/2015	$3,463,000	3.00%	I (CBD)	200 Feet	SP+	6/29/2015	5 yr. w/1 5 yr. ext.
Milwaukee Wells	Milwaukee, WI	6/30/2015	$3,900,000	3.38%	C9-E	40 Feet	SP+	6/30/2015	10 Years
Indy City Parking Garage	Indianapolis, IN	10/5/2015	$10,672,000	9.25%	B4C-1	Unlimited	SP+	1/15/2016	5 yr. w/1 5 yr. ext.
KC Cherry Lot	Kansas City, MO	10/9/2015	$515,000	0.45%	CDB-1 RC	5 Stories	ABM	10/5/2015	5 yr. w/1 5 yr. ext.
Indy WA Street	Indianapolis, IN	10/29/2015	$4,995,000	4.33%	UR	Per Plan	SP+	10/9/2015	5 yr. w/1 5 yr. ext.
Minneapolis City Parking	Minneapolis, MN	1/6/2016	$9,500,000	8.23%	T/E	35 feet	SP+	1/1/2016	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	Indianapolis, IN	1/15/2016	$1,498,000	1.30%	CBD-2/RC	Unlimited	Denison Parking	1/20/2016	10 Years
Milwaukee Clybourn	Milwaukee, WI	1/20/2016	$205,000	0.18%	C9F(A)	30 Feet	Secure Parking USA	2/1/2016	5 Years
Milwaukee Arena	Milwaukee, WI	2/1/2016	$3,900,000	3.38%	RED	Unlimited	SP+	2/9/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	Clarksburg, WV	2/9/2016	$628,000	0.54%	BPO	60 Feet	ABM	2/12/2016	5 Years
Denver 1935 Sherman	Denver, CO	2/12/2016	$2,438,000	2.11%	CMX-16	200 Feet	SP+	3/30/2016	10 Years
Bridgeport Fairfield	Bridgeport, CT	3/30/2016	$7,940,000	6.88%	DVD-CORE	65 Feet	SP+	1/15/2016	10 Years
Houston Preston	Houston, TX	11/22/2016	$2,800,000	2.43%	None	Unlimited	iPark Services	12/1/2016	10 Years
Fixed Assets			$88,000	0.08%
Construction in progress			$35,000
			$115,430,000

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

Ownership of Company Stock

As of March 31, 2017, the Sponsor owned 28,967 shares of the Company's outstanding common stock, VRM I owned 75,611 shares of the Company's outstanding common stock, Dan Huberty owned 9,496 shares of the Company's outstanding common stock, MVP REIT II owned 347,815 shares of the Company's outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See "Capitalization" under Note A "Organization, Business Operations and Capitalization" for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of March 31, 2017, VRM I and VRM II had notes receivable from the Advisor of approximately $4.5 million and $12.8 million, respectively, which amount has been fully impaired.  The Advisor's ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company's investments in real estate.

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

Ownership by MVP REIT II

On November 5, 2016, MVP REIT II purchased 338,409 shares of the Company's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three months ended March 31, 2017, the Company paid MVP REIT II, approximately $52,000 in stock distributions, related to their ownership of our common stock.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company's shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company's assets or another liquidity event transaction approved by the Company's board.  As of March 31, 2017, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended March 31, 2017 and 2016, MVP REIT incurred approximately $0.3 million and approximately $1.3 million, respectively, in acquisition fees to the Advisor.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended March 31, 2017 and 2016 were approximately $0.3 million and $0.2 million, respectively.

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

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing.  In the case of a joint venture, the Company pays this fee only on the Company's pro rata share. Debt financing fees for the three months ended March 31, 2017 and 2016 were approximately $36,000 and $23,000, respectively.

During November 2016, the Company and MVP REIT II, closed on the purchase of a parking lot in Houston, TX for approximately $2.8 million in cash plus closing costs, 80% owned by MVP and 20% owned by MVP REIT II.  At closing the Company funded the full purchase price and recorded a receivable from MVP REIT II totaling $560,000.  This balance was paid in full, during January 2017.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company's economic interest in the joint venture.  There were no disposition fees earned by the Advisor for the three months ended March 31, 2017 and 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-09 on our consolidated financial condition and results of operations.  The Company does not believe that the adoption of ASU 2016-09 will materially impact the accounting; however, we are continuing to evaluate the impact.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method should be applied. The Company adopted ASU 2016-15 effective January 1, 2017 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption, the effect of which is not material.

Note I – Investment in Equity Method Investee

The following is a summary of the Company's portion of the equity method investments purchased per their agreements:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

Detroit Center Garage	01/10/2017	$11,000,000	20%	80%
Total		$11,000,000

The following is a summary of the results of operations related to the loss from equity method investee acquired in the three months ended March 31, 2017:

For The Three Months Ended March 31, 2017

Revenue	$919,000
Expenses	(1,053,000)
Loss from equity method investee	$(134,000)

Note J — Line of Credit

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT II, through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The Borrowers have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

As of March 31, 2017, the Borrowers had 15 properties listed on the line of credit, which provided an available draw of approximately $28 million, and had drawn approximately $27.9 million, of which our portion of the current draw was approximately $8.1 million, based on our pro-rata ownership of the properties listed on the line of credit.  Based on the 15 properties on the line of credit as of March 31, 2017, the REITs had an additional available draw of approximately $1,445,000. For the three months ended March 31, 2017, we had accrued approximately $59,000 in interest expense and $1,400 in unused line fees associated with our draw. Total loan amortization cost for the three months ended March 31, 2017 and 2016 were $29,000 and $0, respectively.

Note K — Fair Value

As of March 31, 2017 and December 31, 2016, the Company had no financial assets and liabilities utilizing Level 1 or Level 2.  The Company had assets and liabilities utilizing Level 3 inputs including investments in equity and cost method investees.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2017 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/17	Carrying Value on Balance Sheet at 03/31/17
Assets Investment in equity method investee	$--	$--	$9,176,000	$9,176,000	$9,176,000

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

Note L — Notes Payable

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

Total interest expense incurred for the three months ended March 31, 2017 and 2016 was $0.6 million and $0.5 million, respectively.  Total loan amortization cost for the three months ended March 31, 2017 and 2016 were $47,000 and $18,000, respectively.

As of March 31, 2017, future principal payments on the notes payable are as follows:

2017	$855,000
2018	1,190,000
2019	4,954,000
2020	1,182,000
2021	1,235,000
Thereafter	40,756,000
Total	$50,172,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $1,058,000 as of March 31, 2017.

As of March 31, 2017, the principal balances on notes payable are as follows:

Property	Current Loan Balance	Interest Rate	Loan Maturity
D&O Financing	$83,000	2.99%	8/3/2017
Ft. Lauderdale	1,442,000	4.94%	2/1/2019
Memphis Court	135,000	4.94%	2/1/2019
Memphis Poplar	1,214,000	4.94%	2/1/2019
St. Louis	1,210,000	4.94%	2/1/2019
Mabley Place	8,649,000	4.25%	12/26/2024
Ft. Worth	13,054,000	4.50%	11/17/2026
Houston Saks Garage	3,512,000	4.25%	8/1/2025
St. Louis Lucas	3,403,000	4.59%	2/1/2026
Indy Garage	7,995,000	4.59%	2/1/2026
Minneapolis City Parking	5,144,000	4.50%	4/30/2026
Bridgeport Fairfield	4,331,000	4.00%	8/1/2026
Less unamortized loan issuance costs	(1,058,000)
Total	$49,114,000

Note M — Assets held for sale

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

In April 2017, the Company decided to list the two lots held by MVP Wildwood NJ Lot, LLC for sale for approximately $1.9 million.  As of May 9, 2017, the Company has not entered in to an LOI for the sale of these lots and there can be no assurance the Company will be successful in selling these lots for the desired asking price.

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2017:

For The Three Months Ended March 31, 2017

Revenue	$21,000
Expenses	(80,000)
Income from assets held for sale, net of income taxes	$59,000

Note N — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

During April 2017, the company reduced their ownership interest in the MVP Houston Preston Lot from 80% to 40%, by selling a portion of their ownership to MVP REIT II for $1.12 million.  This transaction was completed at par value with no gain or loss be recorded by the Company.  MVP REIT II's ownership interest increased from 20% to 60% and will now be considered the controlling party.

On April 13, 2017, the Company and MVP REIT II issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including MVP Denver Sherman, LLC, MVP Denver Sherman 1935, LLC, MVP Milwaukee Arena, LLC, MVP St. Louis Washington, LLC, MVP Louisville Station Broadway, LLC, and Cleveland Lincoln Garage Owners, LLC.  This note had a 10-year term, an interest rate of 4.9% and required monthly interest only payment for the first two years.  After that the loan calls for monthly principal and interest payments of approximately $74,000, with a balloon payment at maturity.  This loan mature in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, the Company and MVP REIT issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including MVP Indianapolis Meridian Lot, LLC, MVP Louisville Station Broadway, LLC, White Front Garage Partners, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway Group, LLC, and St. Louis Seventh & Cerre, LLC.  This note had a 10-year term, an interest rate of 5.03% and required monthly interest only payment over the 10 year with a balloon payment at maturity.  This loan matures in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, the Company and MVP REIT II jointly announced that, after reviewing strategic alternatives, a special committee of the board of directors of the Company (the "MVP I Special Committee") has accepted a non-binding Letter of Intent ("LOI") from MVP REIT II regarding a proposed merger of the Company with MVP REIT II.  If necessary approvals are received and other conditions are satisfied, the merger consideration payable by MVP REIT II to each holder of common stock, $0.001 par value per share, of MVP REIT would be 0.365 shares of common stock, $0.0001 par value per share, of MVP REIT II.

The LOI also provides, among other non-binding terms and conditions, that any definitive merger agreement agreed to by the parties will include go-shop and termination fee provisions. The proposed merger is subject to substantial conditions to consummation, including the entry by the Company and MVP REIT II into a definitive merger agreement, certain third party approvals and, if a definitive merger agreement is reached, any required stockholder approvals.  There can be no assurance that the proposed merger will be consummated.

In connection with the proposed merger, the Company also announced that it would suspend its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan will take effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the date of this press release providing notice of suspension.

The Company also announced, in connection with the proposed merger, that the monthly distribution for record holders as of May 24, 2017 expected to be paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2017.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our "operating limited liability company," and to their subsidiaries.

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

During the three months ended March 31, 2017, MVP REIT acquired an ownership interest in the following properties:

Property Name	MVP REIT %	MVP REIT II %	Total Purchase Price	Purchase Date	Property Type
Investment in equity method investee
MVP Detroit Center Garage	20%	80%	$55,000,000	1/10/2017	Garage
Property information continued:

Property Name	# Spaces	Property Size (Acres)	Parking Lease is with	Tenant Portion of Property Tax	Term in Years	Annual Base Rent	Revenue Sharing Starting Point $
Investment in equity method investee
MVP Detroit Center Garage	1275	8.78	SP +	$572,000	5	$3,427,500	80% > $5,000,000

As of March 31, 2017, the Company held a 51% or more interest in 27 properties (out of 31 total investments), with initial purchase prices totaling approximately $122 million, of which our portion was $115.4 million. Of those 27 properties; 21 were owned 100% by us, three properties had common ownership with MVP REIT II and one had common ownership with an unrelated third party.  One of the properties owned by us and MVP REIT II is currently listed for sale at $6.1 million.  The other is owned by the Company and is listed for sale at approximately $1.9 million.  In addition, MVP held a less than 50% ownership in three properties, where MVP REIT II owned the majority share, of which our share of the purchase price was approximately $6.6 million.  These properties were acquired with funds from the initial public offering, third party financing and the assumption of existing liabilities

The Company may, from time to time, invest in non-core assets, including investments in companies that manage real estate or mortgage investment companies; however, the Company anticipates that its core investments going forward will be predominantly in parking facilities. In addition, the Company has agreed that no more than 25% of the gross proceeds from its initial public offering will be used to invest in real properties other than parking facilities.

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

The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, however, our board has delegated to MVP Realty Advisors, LLC, our advisor, authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations. Vestin Realty Mortgage II, Inc., ("VRM II") owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc. ("VRM I"); both are managed by Vestin Mortgage, LLC. The Company's sponsor is MVP Capital Partners, LLC ("MVPCP" or the "Sponsor"), an entity owned and managed by Michael V. Shustek, the Company's Chairman and Chief Executive Officer. Michael Shustek owns 100% of Vestin Mortgage, LLC, a Nevada limited liability company, which is the manager of VRM I, and VRM II.

VRM I, an OTC Pink Sheet-listed company, and VRM II, an OTC Pink Sheet -listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2017, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

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

In connection with the action to list the shares, on May 5, 2016, the Company's board of directors suspended the Company's distribution reinvestment plan ("DRIP"). In June 2016, the Company and MVP REIT II, jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market until Ladenburg Thalmann completes its evaluation. After reviewing the Ladenburg Thalmann's completed evaluation, the Company's board of directors will decide whether to proceed with a listing on the NASDAQ Global Market or take other action to enhance stockholder liquidity and value. The Company currently expects that no decision on this matter will be made until the second fiscal quarter of 2017. Following the Company's engagement of Ladenburg Thalmann, the Company's board of directors approved the reinstatement DRIP in July 2016, since no decision on liquidity was expected until the second fiscal quarter of 2017.  Currently the DRIP program is not available to Oregon residents.

On May 1, 2017, the Company and MVP REIT II jointly announced that, after reviewing strategic alternatives, a special committee of the board of directors of the Company (the "MVP I Special Committee") has accepted a non-binding Letter of Intent ("LOI") from MVP REIT II regarding a proposed merger of the Company with MVP REIT II.  If necessary approvals are received and other conditions are satisfied, the merger consideration payable by MVP REIT II to each holder of common stock, $0.001 par value per share, of MVP REIT would be 0.365 shares of common stock, $0.0001 par value per share, of MVP REIT II.

The LOI also provides, among other non-binding terms and conditions, that any definitive merger agreement agreed to by the parties will include go-shop and termination fee provisions. The proposed merger is subject to substantial conditions to consummation, including the entry by the Company and MVP REIT II into a definitive merger agreement, certain third party approvals and, if a definitive merger agreement is reached, any required stockholder approvals.  There can be no assurance that the proposed merger will be consummated.

In connection with the proposed merger, the Company also announced that it would suspend its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan will take effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the date of this press release providing notice of suspension.

The Company also announced, in connection with the proposed merger, that the monthly distribution for record holders as of May 24, 2017 expected to be paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

Results of Operations
MVP has purchased the majority of the properties since January 1, 2015, and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as the Company deployed our initial public offering proceeds. We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

Comparison of operating results for the three months ended March 31, 2017 and 2016:

Rental revenues (by property)	2017	2016
Ft. Lauderdale	$42,000	$42,000
Memphis Court	4,000	4,000
Memphis Poplar	68,000	68,000
Kansas City	29,000	29,000
St. Louis	62,000	62,000
Mabley Place	371,000	363,000
Denver Sherman	9,000	9,000
Fort Worth	381,000	378,000
Milwaukee Old World	40,000	40,000
St. Louis Convention	46,000	46,000
Houston Saks Garage	150,000	155,000
St. Louis Lucas	55,000	55,000
Milwaukee Wells	70,000	70,000
Indy Garage	188,000	188,000
KC Cherry Lot	17,000	16,000
Indy WA Street	94,000	98,000
Minneapolis Venture	--	189,000
Indianapolis Meridian	24,000	20,000
Milwaukee Clybourn	5,000	4,000
Milwaukee Arena	54,000	33,000
MVP Clarksburg Lot	14,000	8,000
Denver 1935 Sherman	30,000	16,000
Bridgeport Fairfield	112,000	--
Minneapolis City Parking	200,000	--
MVP Houston Preston Lot	57,000	--

Total revenues	$2,122,000	$1,893,000

Total rental revenue earned for the three months ended March 31, 2017, from our 27 consolidated properties which have continued operations, totaled $2.1 million, as compared to $1.9 million for the three months ended March 31, 2016. The increase in total rental revenues is mainly due to the additional properties acquired by the Company during the last nine months of 2016.  As the common stock offering has been closed since 2015 and the majority of the Company's capital has been deployed, we do not expect to see the similar growth in revenue that the Company experienced from 2014 to 2016, to continue in the foreseeable future.  The Company does expect to see continued grow from percentage rent on many of our properties over the next few years, as the properties purchased during 2016 will see the end of their first lease contract year in 2017, at which time the Company will be eligible to receive percentage rent subject to the terms of the leases.

Operating expenses	2017	2016
General and administrative	$413,000	$387,000
Merger Costs	138,000	--
Acquisition expenses	265,000	207,000
Acquisition expenses – related party	330,000	1,326,000
Operation and maintenance	545,000	577,000
Operation and maintenance – related party	309,000	235,000
Depreciation	334,000	282,000
Total operating expenses	$2,334,000	$3,014,000

Decrease in operating expenses is mainly due to the decrease in acquisition activity by the Company during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  General and administrative costs for the three months ended March 31, 2017 mainly consisted of professional fees of approximately $0.2 million, director fees of approximately $33,000 and insurance totaling $94,000.  General and administrative costs for the three months ended March 31, 2016 mainly consisted of professional fees of approximately $0.2 million, director fees of approximately $33,000 and insurance totaling $74,000.

Other income and (expense)	2017	2016
Interest expense	$(696,000)	$(452,000)
Income from investment in equity method investee	28,000	--
Interest Income	--	1,000
Total other expense	$(668,000)	$(451,000)

Interest expense has increased from 2016 to 2017 due to the assumption of debt through acquisitions and adding new debt to acquisitions that were completed with cash previously.  To maximize the use of our cash, the Company will continue to look for opportunities to put financing in place on existing properties and future acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking revenue.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three months ended March 31, 2017 and 2016 includes loan amortization costs.  Total loan amortization cost for the three months ended March 31, 2017 and 2016 were $76,000 and $18,000, respectively.

See Note J – Line of Credit and Note L – Notes Payable of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes	2017	2016
Loss from assets held for sale, net of income taxes	$(59,000)	$(8,000)
Total loss from discontinued operations	$(59,000)	$(8,000)

As of March 31, 2017, we had two properties held for sale.  The Company has an 87.09% ownership interest in one property, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on an appraisal.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement to sell the 10th Street lot "as is" to a third party for approximately $6.1 million, which was cancelled in October 2016.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  The remaining portion of the property will be retained by the Company and will be leased to a parking operator.  The Company will continue to pay property tax on the property until the sale is finalized.

In April 2017, the Company decided to list the two lots held by MVP Wildwood NJ Lot, LLC for sale for approximately $1.9 million.  As of May 9, 2017, the Company has not entered in to an LOI for the sale of these lots and there can be no assurance the Company will be successful in selling these lots for the desired asking price.

See Note M – Assets Held for Sale of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Our calculation of FFO and MFFO, attributable to common shareholders is presented in the following table for the three ended March 31, 2017 and 2016.

In addition to the IPA MFFO Guidelines, management believe that an adjustment to MFFO for the additional merger expenses in connection with a proposed merger of the Company with MVP REIT II is helpful to obtain a more complete understanding of the operating performance of the Company.  As such, we have added "Adjusted MFFO" to the table below.

	For the Three Months Ended March 31,
	2017	2016
Net Loss attributable to MVP REIT, Inc. common shareholders	$(952,000)	$(1,540,000)
Subtract:
Change in deferred rental assets	(7,000)	(19,000)
Add:
Depreciation and amortization of real estate assets	334,000	282,000
Discontinued operations loss	59,000	--
FFO	$(566,000)	$(1,277,000)
Add:
Acquisition fees and expenses to non-affiliates	265,000	207,000
Acquisition fees and expenses to affiliates	330,000	1,326,000

MFFO attributable to MVP REIT, Inc common shareholders	$29,000	$256,000
Merger Expense	138,000	--
Adjusted MFFO	167,000	--

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

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $0.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $4.0 million and consisted mainly of cash used in investment in equity method investee of approximately $3.6 million and deposits of approximately $1.5 million made during 2016 was used to fund the Detroit Center investment in equity method investee.  Net cash provided by financing activities totaled $1.5 million and consisted of proceeds from line of credit of approximately $3.4 million, payments on redeemed shares of approximately $61,000, payments on notes payable of approximately $0.4 million, payments on line of credit of $116,000, distributions to stockholders of  $1.4 million and distribution to non-controlling interest of $27,000.

Net cash used in operating activities for the three months ended March 31, 2016 was $1.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $16.2 million.  Deposits of approximately $15.8 million made during 2015 were used through the acquisition of those properties. Net cash provided by financing activities consisted of proceeds from a promissory notes of approximately $11.7 million, payments on redeemed shares of approximately $49,000, payments on notes payable of approximately $0.2 million, capital contributions from noncontrolling interests of approximately $3.4 million and distributions to stockholders of approximately $1.0 million.

As of March 31, 2017, the Company has nine notes in the aggregate amount of approximately $49.1 million, net of loan issuance costs, secured by our real estate. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 50% of the greater of the cost or fair market value of our overall investments.

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

In connection with our KeyBank Unsecured Credit Agreement, the Borrowers are required to maintain a minimum liquidity requirement of $2.0 million, which is defined as the sum of unencumbered cash and cash equivalents of the Borrower and its Subsidiaries.  In addition, the loan with Bank of America for the MVP Detroit Center Parking garage requires the Company and MVP REIT to maintain a combined $2.3 million liquidity, which is defined as unencumbered cash and cash equivalents.  As of May 9, 2017, the Company and MVP REIT were in compliance with both these lender requirements.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016

Acquisition Fees – related party	$330,000	$1,326,000
Asset Management Fees	273,000	213,000
Debt Financing Fees	36,000	23,000
Total	$639,000	$1,562,000

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

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually and $0.0465 per share monthly, assuming a purchase price of $9.00 per share. The distribution rate, which had previously been 6 percent, increased beginning with the January 2013 distribution. On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7%, or $0.60 per share annually and $0.05025 monthly assuming a purchase price of $9.00 per share.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

The Company also announced, in connection with the proposed merger, that the monthly distribution for record holders as of May 24, 2017 expected to be paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

From inception through March 31, 2017, the Company has paid approximately $15.3 million in distributions including approximately $3.2 million in DRIP distributions to the Company's stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all of distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by Operations (GAAP basis)
1st Quarter, 2017	$1,351,000	$301,000	$1,652,000	$621,000
2nd Quarter, 2017	--	--	--	--
3rd Quarter, 2017	--	--	--	--
4th Quarter 2017	--	--	--	--
Total 2017	$1,351,000	$301,000	$1,652,000	$621,000

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	1,461,000	205,000	1,666,000	20,000
3rd Quarter, 2016	1,616,000	42,000	1,658,000	370,000
4th Quarter 2016	1,397,000	254,000	1,651,000	(2,533,000)
Total 2016	$5,515,000	$1,122,000	$6,637,000	$(3,322,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

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

Related-Party Transactions and Arrangements

On November 5, 2016, MVP REIT II, Inc. purchased 338,409 shares of MVP REIT, Inc's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three months ended March 31, 2017, the Company paid MVP REIT II, approximately $52,000 in stock distributions, related to their ownership of the Company's common stock.  The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a

REIT for tax purposes as of March 31, 2017.
Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Real Estate Investments & Industry Outlook

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

Contractual Obligations

As of March 31, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$50,172,000	$855,000	$6,144,000	$2,416,000	$40,757,000
Capital and Operating Lease Obligations	--	--	--	--	--
Line of Credit:
Interest	--	--	--	--	--
Principle	8,076,000	8,076,000	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$58,248,000	$8,931,000	$6,144,000	$2,416,000	$40,757,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $1.1 million for notes payable and $158,000 for the line of credit as of March 31, 2017.

Subsequent Events

During April 2017, the company reduced their ownership interest in the MVP Houston Preston Lot from 80% to 40%, by selling a portion of their ownership to MVP REIT II for $1.12 million.  This transaction was completed at par value with no gain or loss be recorded by the Company.  MVP REIT II's ownership interest increased from 20% to 60% and will now be considered the controlling party.

On April 13, 2017, the Company and MVP REIT II issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including MVP Denver Sherman, LLC, MVP Denver Sherman 1935, LLC, MVP Milwaukee Arena, LLC, MVP St. Louis Washington, LLC, MVP Louisville Station Broadway, LLC, and Cleveland Lincoln Garage Owners, LLC.  This note had a 10-year term, an interest rate of 4.9% and required monthly interest only payment for the first two years.  After that the loan calls for monthly principal and interest payments of approximately $74,000, with a balloon payment at maturity.  This loan matures in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.
On May 1, 2017, the Company and MVP REIT issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including MVP Indianapolis Meridian Lot, LLC, MVP Louisville Station Broadway, LLC, White Front Garage Partners, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway Group, LLC, and St. Louis Seventh & Cerre, LLC.  This note had a 10-year term, an interest rate of 5.03% and required monthly interest only payment over the 10 year with a balloon payment at maturity.  This loan matures in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, the Company and MVP REIT II jointly announced that, after reviewing strategic alternatives, a special committee of the board of directors of the Company (the "MVP I Special Committee") has accepted a non-binding Letter of Intent ("LOI") from MVP REIT II regarding a proposed merger of the Company with MVP REIT II.  If necessary approvals are received and other conditions are satisfied, the merger consideration payable by MVP REIT II to each holder of common stock, $0.001 par value per share, of MVP REIT would be 0.365 shares of common stock, $0.0001 par value per share, of MVP REIT II.

The LOI also provides, among other non-binding terms and conditions, that any definitive merger agreement agreed to by the parties will include go-shop and termination fee provisions. The proposed merger is subject to substantial conditions to consummation, including the entry by the Company and MVP REIT II into a definitive merger agreement, certain third party approvals and, if a definitive merger agreement is reached, any required stockholder approvals.  There can be no assurance that the proposed merger will be consummated.

In connection with the proposed merger, the Company also announced that it would suspend its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan will take effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the date of this press release providing notice of suspension.

The Company also announced, in connection with the proposed merger, that the monthly distribution for record holders as of May 24, 2017 expected to be paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

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

As of March 31, 2017, the Company's debt consisted of approximately $49.1 million in fixed rate debt and $7.9 million in variable rate debt, net of loan issuance costs.  Our variable interest rate under the KeyBank line of credit is equal to the 30 day LIBOR plus 2.25%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of March 31, 2017:

	For the three months ended March 31, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$855,000	$1,190,000	$4,954,000	$1,182,000	$1,234,000	$40,757,000	$50,172,000	$46,930,000

Average interest rate	4.65%	4.83%	4.91%	4.82%	4.82%	4.82%

Market risk disclosure does not reflect the unamortized loan issuance cost of $1.1 million as of March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended March 31, 2017.

Use of Offering Proceeds

On September 25, 2012, the Company's Registration Statement on Form S-11 registering a public offering (No. 333- 180741) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 55,555,555 shares of the Company's common stock to the public in the primary offering at $9.00 per share and up to 5,555,555 shares of the Company's our common stock pursuant to the distribution reinvestment plan at $8.73 per share. The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients. The Company's initial public offering terminated in September 2015.  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

As of March 31, 2017, the Company had 10,978,736 shares of common stock issued and outstanding for a total of approximately $88.7 million, less offering costs.

Share Repurchase Program

In connection with the proposed merger, the Company announced that it would suspend its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan will take effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the date of this press release providing notice of suspension.

ITEM 5. OTHER INFORMATION

During the first quarter of 2017, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

3.1(2)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(2)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(2)	Articles of Amendment (Name Change)
3.4(3)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(2)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(4)	Articles of Amendment of MVP REIT, Inc.
3.7(5)	Articles of Amendment of MVP REIT, Inc.
4.1(6)	Form of Subscription Agreement
10.1(7)	Loan Agreement dated as of January 10, 2017 between MVP Detroit Center Garage, LLC and Bank of America, N.A.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
The following materials from the Company's Quarterly report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheet as of March 31, 2017 and December 31, 2016 (unaudited), (ii) Statements of Operations for the period for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Statement of Equity (Deficit) for the three months ended March 31, 2017(unaudited), (iv) Statement of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited) (v) Notes to Financial Statements (unaudited).

(1)	Filed concurrently herewith.
(2)	Filed previously with the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on June 13, 2012, and incorporated herein by reference.
(3)	Filed previously with the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.
(4)	Filed previously with the Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.
(5)	Filed previously with the Pre-Effective Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.
(6)	Filed previously on Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 on April 10, 2015, and incorporated herein by reference.
(7)	Filed previously on Form 8-K on January 11, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	May 9, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	May 9, 2017