Form 10-Q
period 2017-06-30
MVP REIT, Inc.
filed 2017-08-15
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-180741
MVP REIT, INC.
(Exact name of registrant as specified in its charter)
MARYLAND	45-4963335
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. SUNSET RD SUITE 340, LAS VEGAS, NV  89148
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] Emerging growth company [ X ]	Smaller reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [.X.]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]    No   [X]

As of August 14, 2017, there were 11,024,082 shares of the Company's Common Stock outstanding.

MVP REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate and fixed assets:
Land and improvements	$63,684,000	$66,484,000
Building and improvements	50,432,000	49,973,000
Construction in progress	149,000	--
Fixed assets	88,000	88,000
	114,353,000	116,545,000
Accumulated depreciation	(2,801,000)	(2,128,000)
Total investments in real estate and fixed assets, net	111,552,000	114,417,000

Investment in equity method investee	8,915,000	4,123,000
Assets held for sale	6,100,000	6,100,000
Cash	1,838,000	4,112,000
Cash – restricted	1,882,000	1,712,000
Accounts receivable	68,000	117,000
Prepaid expenses	323,000	444,000
Deferred rental assets	104,000	93,000
Due from related party	--	462,000
Deposits	2,000	1,519,000
Other assets	120,000	121,000
Total assets	$130,904,000	$133,220,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $1,125,000 and $1,106,000 at June 30, 2017 and December 31, 2016, respectively	$52,841,000	$$49,417,000
Line of credit, net of unamortized loan issuance costs of $158,000 and $164,000 as of June 30, 2017 and December 31, 2016, respectively	1,849,000	4,646,000
Accounts payable and accrued liabilities	1,334,000	959,000
Deferred revenue	73,000	55,000
Due to related parties	2,210,000	--
Liabilities related to assets held for sale	1,000	--
Security deposits	72,000	248,000
Total liabilities	58,380,000	55,325,000

Commitments and contingencies

Equity
MVP REIT, Inc. Shareholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 11,023,621 and 10,952,325 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	11,000	11,000
Additional paid-in capital	87,695,000	90,156,000
Accumulated deficit	(18,410,000)	(16,191,000)
Total MVP REIT, Inc. Shareholders' Equity	69,296,000	73,976,000
Non-controlling interest - related party	3,228,000	3,919,000
Total equity	72,524,000	77,895,000
Total liabilities and equity	$130,904,000	$133,220,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Rental revenue	$2,187,000	$2,066,000	$4,330,000	$3,959,000
Total revenues	2,187,000	2,066,000	4,330,000	3,959,000

Operating expenses
General and administrative	441,000	632,000	854,000	1,018,000
Merger Costs	969,000	--	1,107,000	--
Acquisition expenses	2,000	226,000	267,000	433,000
Acquisition expenses – related party	--	--	330,000	1,326,000
Operation and maintenance	527,000	528,000	1,152,000	1,114,000
Operation and maintenance-related party	376,000	297,000	685,000	532,000
Disposition expense	5,000	--	5,000	--
Depreciation and amortization expenses	339,000	326,000	673,000	608,000
Total operating expenses	2,659,000	2,009,000	5,073,000	5,031,000

Income (loss) from operations	(472,000)	57,000	(743,000)	(1,072,000)

Other income (expense)
Interest expense	(711,000)	(609,000)	(1,407,000)	(1,061,000)
Income from investment in equity method investee	180,000	3,000	208,000	3,000
Loss on acquisition of investment in real estate	--	(2,000)	--	(2,000)
Interest income	--	--	--	1,000
Total other expense	(531,000)	(608,000)	(1,199,000)	(1,059,000)

Net loss	(1,003,000)	(551,000)	(1,942,000)	(2,131,000)
Net income (loss) attributable to non-controlling interest – related party	17,000	21,000	30,000	(19,000)
Net loss attributable to common stockholders	$(1,020,000)	$(572,000)	$(1,972,000)	$(2,112,000)
Basic and diluted loss per weighted average common share
Net loss attributable to MVP REIT common stockholders - basic and diluted	$(0.10)	$(0.05)	$(0.18)	$(0.19)
Weighted average common shares outstanding, basic and diluted	$11,000,440	$11,042,664	$10,984,948	$11,041,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	1,000	$--	10,952,325	$11,000	$90,156,000	$(16,191,000)	$3,919,000	$77,895,000

Distributions to non-controlling interest	--	--	--	--	--	--	(221,000)	(221,000)
Contributions from non-controlling interest	--	--	--	--	--	--	59,000	59,000

Issuance of common stock – DRIP	--	--	55,977	--	514,000	--	--	514,000

Deconsolidation of Houston Preston	--	--	--	--	--	--	(559,000)	(559,000)

Redeemed shares	--	--	(11,228)	--	(103,000)	--	--	(103,000)

Distributions – see Note A	--	--	--	--	(3,119,000)	--	--	(3,119,000)

Stock Dividend	--	--	26,547	--	247,000	(247,000)	--	--

Net income (loss)	--	--	--	--	--	(1,972,000)	30,000	(1,942,000)
Balance, June 30, 2017	1,000	$--	11,023,621	$11,000	$87,695,000	$(18,410,000)	$3,228,000	$72,524,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,942,000)	$(2,131,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	673,000	608,000
Amortization of loan costs	155,000	74,000
Income from investment in equity method investee	(207,000)	(3,000)
Change in operating assets and liabilities:
Restricted cash	(170,000)	629,000
Prepaid expenses	121,000	(83,000)
Deferred rental assets	(125,000)	(30,000)
Accounts receivable	163,000	140,000
Other assets	1,000	20,000
Security deposits	(138,000)	(44,000)
Due to related parties	2,672,000	(189,000)
Deferred revenue	18,000	17,000
Accounts payable and accrued liabilities	387,000	267,000
Net cash provided by (used in) operating activities	1,608,000	(725,000)
Cash flows from investing activities:
Purchase of investment in real estate	--	(25,908,000)
Purchase of asset held for sale	--	(6,100,000)
Payments of deposits, net of deposits returned	--	(207,000)
Proceeds for 20% ownership in Houston Preston, net of cash	1,016,000
Investment in equity method investee	(5,076,000)	(4,277,000)
Assets held for sale	1,000	(6,000)
Construction in progress	(169,000)	--
Building improvements	(459,000)	(56,000)

Deposits applied to purchase of investment in real estate	--	15,990,000
Deposits applied to purchase of investment in equity method investee	1,500,000	--
Net cash used in investing activities	(3,187,000)	(20,564,000)
Cash flows from financing activities:
Proceeds from notes payable	5,558,000	16,940,000
Payments on notes payable	(685,000)	(511,000)
Payments on line of credit	(2,809,000)	--
Capitalized loan fees	(144,000)	(428,000)
Capital contribution from non-controlling interest – related party	59,000	3,431,000
Redeemed shares	(103,000)	(462,000)
Proceeds from issuance of common stock-DRIP	514,000	826,000
Stockholders' distributions	(3,119,000)	(3,328,000)
Distribution received from investment in equity method investee	255,000	--
Distribution to non-controlling interest	(221,000)	(695,000)
Net cash provided by (used in) financing activities	(695,000)	15,773,000
NET CHANGE IN CASH	(2,274,000)	(5,516,000)
Cash and cash equivalents, beginning of period	4,112,000	10,511,000
Cash and cash equivalents, end of period	$1,838,000	$4,995,000
Supplemental disclosures of cash flows information:
Interest paid	$1,407,000	$1,061,000
Non-cash investing and financing activities:
Distributions – DRIP	$514,000	$826,000
Stock Dividends	$247,000	$--
Deposits applied to purchase of investment in real estate	$--	$15,990,000
Deposits applied to purchase of investment in equity method investee	$1,500,000	$--
Capitalized loan fees related to promissory note	$--	$428,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

In June 2016, the Company and MVP REIT II, Inc. ("MVP REIT II") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market. The Company's board had authorized taking such action in March 2016. In October 2016 the Board of Directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017 the special committee of the Board of Directors decided to explore a merger with MVP REIT II. On May 26, 2017, the Company, MVP REIT II, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of MVP REIT II ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT II's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of MVP REIT II.

See Note N- Merger for additional information.

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

Distributions

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.  Currently the DRIP program has been suspended in connection with the merger.

From inception through June 30, 2017, the Company has paid approximately $16.8 million in distributions including approximately $3.4 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from its initial public offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company also announced, in connection with the proposed Merger, that the monthly distribution for record holders as of May 24, 2017 was paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

Capitalization
As of June 30, 2017, the Company had 11,023,621 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the "Convertible Stock").

Upon formation, the Company sold 22,222 shares of common stock to the Sponsor for $200,000.  In addition, upon the commencement of our initial public offering, we issued 1,000 shares of the Convertible Stock to our advisor. At the effective time of the Merger, all 1,000 shares of the Convertible Stock held by the Advisor will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares in connection with or as a consequence of the Merger.

In the event that the Merger is not consummated, the Convertible Stock will remain outstanding and subject to conversion under its current terms as follows: After giving effect to the release of waivers and waiver agreements executed in August and September of 2014, all of which were previously disclosed in Form 8-Ks and prospectus supplements, the Convertible Stock will convert into shares of our common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion if and when:

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

In connection with the proposed Merger, the Company has suspended its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed Merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan took effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the May 1, 2017 press release providing notice of suspension.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Company's initial public offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor's participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company's share repurchase program.  As of June 30, 2017, a total of 382,965 common shares have been issued under the DRIP.  Currently the DRIP program is not available.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company's receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of the date of this filing, there are no outstanding repurchase requests due to the suspension of the share repurchase program in connection with the ongoing merger.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016 contained herein has been derived from the audited consolidated financial statements as of December 31, 2016, but do not include all disclosures required by GAAP.

Consolidation

The Company's consolidated financial statements include its accounts and the accounts of its subsidiaries, REH and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

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
MVP Wildwood NJ Lot, LLC
MVP Indianapolis City Park Garage, LLC
MVP KC Cherry Lot, LLC
MVP Indianapolis Washington Street Lot, LLC
Minneapolis Venture, LLC
MVP Indianapolis Meridian, LLC
MVP Milwaukee Clybourn, LLC
MVP Milwaukee Arena, LLC
MVP Clarksburg Lot, LLC
MVP Denver 1935 Sherman, LLC
MVP Bridgeport Fairfield, LLC
Minneapolis City Parking
MVP Houston Preston Lot, LLC*

*Ownership through 4/30/2017- See Note I – Investment in equity method investee

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

Concentration

The Company had eight parking tenants as of June 30, 2017 and 2016, respectively. One tenant, Standard Parking Plus ("SP+"), represented a concentration for the six months ended June 30, 2017 and 2016, in regards to parking base rental revenue.  During the six months ended June 30, 2017 and 2016, SP+ accounted for approximately 68.0% of the parking base rental revenue. Below is a table that summarizes base parking rent by tenant:

Parking Tenant	Percentage of Total Base Rental Revenue As of June 30,
	2017	2016
SP +	68.0%	68.1%
ABM	9.8%	10.3%
iPark Services	9.1%	7.8%
Denison	5.7%	6.0%
PCAM, LLC	3.4%	3.7%
BEST PARK	3.4%	3.5%
Denver School	0.4%	0.4%
Secure	0.2%	0.2%
Grand Total	100.00%	100.00%

In addition, the Company had concentrations in various cities based on parking base rental revenue for the six months ended June 30, 2017 and 2016, as well as concentrations in various cities based on the real estate we owned as of June 30, 2017 and December 31, 2016.  The below tables summarize this information by city.

Real Estate Concentration by City
Based on the Company's Ownership %
	As of	As of
	6/30/2017	12/31/2016
Fort Worth	17.6%	19.2%
Indianapolis	12.9%	14.1%
Minneapolis	10.2%	11.1%
Cincinnati	9.2%	10%
Detroit	8.3%	0%
St. Louis	7.7%	8.4%
Houston	7.2%	7.8%
Milwaukee	6.8%	7.4%
Bridgeport	5.3%	5.8%
Cleveland	3.2%	3.5%
Ft. Lauderdale	2.6%	2.8%
Memphis	2.2%	2.5%
Denver	1.8%	2%
Nashville	1.7%	1.9%
Kansas City	1.6%	1.7%
Wildwood	1.2%	1.3%
Clarksburg	0.5%	0.5%
	100%	100%

City Concentration for Parking Base Rent
	For the Six Months Ended	For the Six Months Ended
	6/30/2017	6/30/2016
Fort Worth	19.1%	18.2%
Cincinnati	17.3%	16.3%
Indianapolis	15.4%	14.6%
St. Louis	10.2%	9.3%
Minneapolis	9.9%	9.6%
Houston	7.9%	9%
Milwaukee	7.9%	8%
Memphis	3.7%	3.5%
Bridgeport	2.7%	4.8%
Kansas City	2.2%	2%
Ft. Lauderdale	1.5%	1.4%
Denver	1.6%	1.8%
Clarksburg	0.5%	0.7%
Wildwood	0.1%	0.8%
	100%	100%

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

In estimating costs to execute similar leases, the Company considers leasing commissions on parking tenants, legal and other related expenses.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended June 30, 2017 and 2016, the Company had no related party acquisition expenses and $2,000 and $0.2 million, respectively, of non-related party acquisition costs, for the purchase of or investment in none and one, respectively, properties. During the six months ended June 30, 2017 and 2016, the Company expensed approximately $0.3 million and $1.3 million, respectively, of related party acquisition costs and $0.3 million and $0.4 million, respectively, of non-related party acquisition costs, for the purchase of or investment in one and ten, respectively, properties. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three and six months ended June 30, 2017 and 2016, the Company did not capitalize any such acquisition costs.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. During the three and six months ended June 30, 2017, the Company did not have any asset impairments.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.  As of June 30, 2017 and December 31, 2016, the Company did not have any derivative financial instruments.

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

Cash
The Company maintains the majority of its cash at KeyBank. The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of June 30, 2017 the Company had no amount in excess of the federally-insured limits.  As of December 31, 2016, the Company had approximately $1.8 million in excess of the federally-insured limits. As of June 30, 2017 the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three and six months ended June 30, 2017 and 2016, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the six months ended June 30, 2017 and 2016.

In September 2012, upon the commencement of our initial public offering, the Company issued 1,000 shares of convertible stock to our advisor.  If merger is successful, upon completion the 1,000 shares of convertible stock to the Advisor will be cancelled.

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2017, the Company only operates in the investment in real property segment.

Reclassifications

Upon re-evaluation of ASU 2014-08, the Company has determined that the amounts listed in connection with discontinued operations in the 2016 condensed consolidated financial statements need to be reclassified to conform to ASU 2014-08 and June 30, 2017 presentation.

Accounting and Auditing Standards Applicable to "Emerging Growth Companies

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on June 30, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of June 30, 2017, management does not anticipate a material adverse effect related to this environmental matter. As of June 30, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of June 30, 2017, the Company had the following investments in real estate entities that were consolidated on the Balance Sheet:

Property	Location	Date Acquired	Investments in Real Estate	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	Ft. Lauderdale, FL	7/31/2013	$3,409,000	SP+	2/1/2014	5 yr. w/2 5 yr. ext.
Memphis Court	Memphis, TN	8/28/2013	$194,000	SP+	8/28/2013	5 yr. w/2 5 yr. ext.
Memphis Poplar	Memphis, TN	8/28/2013	$2,693,000	Best Park	8/28/2013	5 yr. w/2 5 yr. ext.
Kansas City	Kansas City, MO	8/28/2013	$1,550,000	SP+	8/28/2013	15 Years
St. Louis	St Louis, MO	9/4/2013	$4,137,000	SP+	12/1/2013	5 yr. w/2 5 yr. ext.
Mabley Place	Cincinnati, OH	12/9/2014	$14,995,000	SP+	10/1/2014	10 Years
Denver Sherman	Denver, CO	1/26/2015	$585,000	Denver School District	7/1/2014	10 Years w/1 5 yr. ext.
Ft. Worth	Fort Worth, TX	3/16/2015	$23,485,000	SP+	3/16/2015	10 Years
Milwaukee Old World	Milwaukee, WI	3/31/2015	$1,000,000	SP+	3/31/2015	5 yr. w/1 5 yr. ext.
St. Louis Convention	St. Louis, MO	5/31/2015	$2,575,000	SP+	5/13/2015	5 yr. w/1 5 yr. ext.
Houston Saks Garage	Houston, TX	5/28/2015	$8,380,000	iPark	5/28/2015	10 yr. w/1 5 yr. ext.
St. Louis Lucas	St. Louis, MO	6/29/2015	$3,463,000	SP+	7/1/2015	5 yr. w/1 5 yr. ext.
Milwaukee Wells	Milwaukee, WI	6/30/2015	$3,900,000	SP+	6/30/2015	10 Years
Wildwood NJ Lot I	Wildwood, NJ	7/10/2015	$994,000	SP+	6/10/2016	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	Indianapolis, IN	10/5/2015	$10,671,000	SP+	10/5/2015	5 yr. w/1 5 yr. ext.
KC Cherry Lot	Kansas City, MO	10/9/2015	$515,000	SP+	10/9/2015	5 yr. w/1 5 yr. ext.
Indy WA Street	Indianapolis, IN	10/29/2015	$4,995,000	Denison	12/1/2015	10 Years
Wildwood NJ Lot II	Wildwood, NJ	12/16/2015	$615,000	SP+	6/10/2016	10 Years
Minneapolis City Parking	Minneapolis, MN	1/6/2016	$9,500,000	SP+	1/6/2016	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	Indianapolis, IN	1/15/2016	$1,498,000	Denison Parking	1/15/2016	10 Years
Milwaukee Clybourn	Milwaukee, WI	1/20/2016	$205,000	Secure Parking USA	1/20/2016	5 Years
Milwaukee Arena	Milwaukee, WI	2/1/2016	$3,900,000	SP+	2/1/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	Clarksburg, WV	2/9/2016	$628,000	ABM	2/9/2016	5 Years
Denver 1935 Sherman	Denver, CO	2/12/2016	$2,438,000	SP+	2/12/2016	10 Years
Bridgeport Fairfield	Bridgeport, CT	3/30/2016	$7,940,000	SP+	3/30/2016	10 Years
Fixed Assets			$88,000
			$114,353,000

During April 2017, the company reduced their ownership interest in the MVP Houston Preston Lot from 80% to 40%, by selling a portion of their ownership to MVP REIT II for $1.12 million.  This transaction was completed at par value with no gain or loss recorded by the Company.  MVP REIT II's ownership interest increased from 20% to 60% and will now be considered the controlling party.

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

Ownership of Company Stock

As of June 30, 2017, the Sponsor owned 29,384 shares of the Company's outstanding common stock, VRM I owned 76,621 shares of the Company's outstanding common stock, Dan Huberty owned 9,623 shares of the Company's outstanding common stock, MVP REIT II owned 352,462 shares of the Company's outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See "Capitalization" under Note A "Organization, Business Operations and Capitalization" for further information, including a description of the terms of the Convertible Stock.

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of June 30, 2017, VRM I and VRM II had notes receivable from the Advisor of approximately $4.6 million and $12.9 million, respectively, which amount has been fully impaired.  The Advisor's ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company's investments in real estate.

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

Ownership by MVP REIT II

On November 5, 2016, MVP REIT II purchased 338,409 shares of the Company's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three and six months ended June 30, 2017, the Company paid MVP REIT II, approximately $47,000 and $99,000 in stock distributions, of which $8,000 was cash, related to their ownership of our common stock.

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

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company's shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company's assets or another liquidity event transaction approved by the Company's board.  As of June 30, 2017, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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
The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended June 30, 2017 and 2016, the Company did not incur any acquisition fees due to the Advisor. During the six months ended June 30, 2017 and 2016, the Company incurred approximately $0.3 million and approximately $1.3 million, respectively, in acquisition fees to the Advisor.
The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended June 30, 2017 and 2016 were approximately $0.3 million and $0.3 million, respectively. Asset management fees for the six months ended June 30, 2017 and 2016 were approximately $0.6 million and $0.5 million, respectively.

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing.  In the case of a joint venture, the Company pays this fee only on the Company's pro rata share.  Debt financing fees for the three months ended June 30, 2017 and 2016 were approximately $35,000, and $26,000, respectively.  Debt financing fees for the six months ended June 30, 2017 and 2016 were approximately $71,000, and $49,000, respectively.

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

During November 2016, the Company and MVP REIT II, closed on the purchase of a parking lot in Houston, TX ("MVP Houston Preston Lot") for approximately $2.8 million in cash plus closing costs, 80% owned by MVP and 20% owned by MVP REIT II.  At closing the Company funded the full purchase price and recorded a receivable from MVP REIT II totaling $560,000. This balance was paid in full, during January 2017. During April 2017, the company reduced their ownership interest in the MVP Houston Preston Lot from 80% to 40%, by selling a portion of their ownership to MVP REIT II for $1.12 million.  This transaction was completed at par value with no gain or loss be recorded by the Company.  MVP REIT II's ownership interest increased from 20% to 60% and will now be considered the controlling party.

In connection with various operations the Company owed MVP REIT II $ 1.4 million as of June 30, 2017 and MVP REIT II owed the Company $ 0.6 million as of December 31, 2016.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company's economic interest in the joint venture. There were no disposition fees earned by the Advisor for the three and six months ended June 30, 2017 and 2016.

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

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on the Company's consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on the Companys consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-13 will have on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  The Company will adopt ASU 2016-18 starting first quarter 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company will adopt ASU 2016-18 starting first quarter 2018.
In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

Note I – Investment in Equity Method Investee

West 9th Street Properties

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

Crown Colony

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

Whitefront Garage

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

Detroit

As previously disclosed in a Form 8-K filed by the Company on December 7, 2016 the Company and MVP REIT II, through MVP Detroit Center Garage, LLC, an entity owned by the Company and MVP REIT II (referred to herein as the "Purchaser"), entered into a purchase and sale agreement to purchase from Center Parking Associates Limited Partnership a multi-level parking garage consisting of approximately 1,275 parking space, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns 20% equity interest in the Purchaser and MVP REIT II owns an 80% equity interest.

During May 2017, MVP Detroit Center Garage, LLC amended their lease with SP+ to set the percentage rent trigger amount and periods from 80% of $5,000,000 over the first 12 months to the following:
a.	80% over $833,333 from February 2017 to March 2017
b.	80% over $1,250,000 from April 2017 to June 2017
c.	80% over $2,916,667 from July 2017 to January 2018

As a result of this amendment, MVP Detroit Center Garage, LLC earned approximately $498,000 in percentage rent from February 2017 to June 2017.

Houston Preston

During April 2017, the company reduced their ownership interest in the MVP Houston Preston Lot from 80% to 40%, by selling a portion of their ownership to MVP REIT II for $1.12 million.  This transaction was completed at par value with no gain or loss be recorded by the Company.  MVP REIT II's ownership interest increased from 20% to 60% and will now be considered the controlling party.

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate and fixed assets:
Land and improvements	$14,672,000	$11,821,000
Building and improvements	8,380,000	8,380,000
Construction in progress	39,000	--
	23,091,000	20,201,000
Accumulated depreciation	(162,000)	(45,000)
Total investments in real estate and fixed assets, net	22,929,000	20,156,000
Cash	166,000	176,000
Cash – restricted	399,000	100,000
Accounts receivable	3,000	22,000
Prepaid expenses	--	24,000
Due from related party	81,000	--
Total assets	$23,578,000	$20,478,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost	$12,984,000	$5,206,000
Accounts payable and accrued liabilities	50,000	72,000
Deferred revenue	58,000	--
Security deposits	38,000	--
Total liabilities	13,130,000	5,278,000
Equity
Shareholders' Equity
Additional paid-in capital	6,176,000	10,929,000
Accumulated deficit	639,000	263,000
Total Shareholders' Equity	6,815,000	11,192,000
Non-controlling interest	3,633,000	4,008,000
Total equity	10,448,000	15,200,000
Total liabilities and equity	$23,578,000	$20,478,000

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
Rental revenue	$418,000	$69,000	$722,000	$69,000
Expenses	(217,000)	(63,000)	(346,000)	(63,000)
Net income (loss)	$201,000	$6,000	$376,000	$6,000

Note J — Line of Credit

On October 5, 2016, the Company and MVP REIT II, (the "REITs"), each through a wholly owned subsidiary, MVP Real Estate Holdings, LLC and MVP REIT II Operating Partnership, LP, (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The Borrowers have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of June 30,2017 the interest rate was 3.35%.

As of June 30, 2017, the Borrowers had four properties listed on the line of credit, which provided an available draw of approximately $13.76 million, and had drawn approximately $13.62 million, of which our portion of the current draw was approximately $2 million, based on our pro-rata ownership of the properties listed on the line of credit. Based on the four properties on the line of credit as of June 30, 2017, the REITs had an additional available draw of approximately $135,000. For the three and six months ended June 30, 2017, we had accrued approximately $27,000 and $86,000, respectively, in interest expense. For the three and six months ended June 30, 2017, we had accrued approximately $8,200 and $9,600, respectively, in unused line fees associated with our draw. Total loan amortization cost for the three and six months ended June 30, 2017 were $35,200 and $95,600, respectively.

On June 26, 2017, the Borrowers entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which may be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment has an initial term of six months, maturing on December 26, 2017.  The Working Capital Credit Agreement has an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REIT's within 5 business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.  As of June 20, 2017, the balance on the Working Capital Credit Facility was $6.0 million, which MVP REIT II drew on June 29, 2017. The borrowers anticipate using net proceeds from the private placements of shares of MVP REIT II's Series 1 Convertible Redeemable Preferred Stock to pay down the $6.0 million, which is due by September 15, 2017.  As of June 30,2017 the interest rate was 5.72%.

Note K — Fair Value

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

1.	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities
2.
Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

3.	Level 3 – Model-derived valuations with unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is based on the lowest level input that is significant to the fair value measurement.

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value.

Assets and liabilities measured at fair value level 3 on a non-recurring basis may include Assets Held for Sale.

Note L — Notes Payable

Notes are collateralized by real property which holds the promissory note.

As of June 30, 2017, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment (approx.)	Loan Balance as of June 30, 2017	Lender	Term	Interest Rate	Loan Maturity
D&O Financing	$200,000	$21,000	$21,000		1 Year	2.99%	8/3/2017
Ft. Lauderdale loan pool (1)	$4,300,000	$25,000	3,985,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place	$9,000,000	$44,000	8,609,000	Barclays	10 year	4.25%	12/26/2024
Denver Sherman (2)	$3,190,000	Interest Only	3,190,000	KeyBank	10 year *	4.90%	6/30/2027
Ft. Worth	$13,150,000	$78,000	12,982,000	American National Insurance, of NY	10 year	4.50%	11/17/2026
Houston Saks Garage	$3,650,000	$20,000	3,490,000	Wells Fargo Bank	10 year	4.25%	8/1/2025
St. Louis Lucas (3)	$3,490,000	$20,000	3,384,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (4)	$8,200,000	$46,000	7,949,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Meridian (5)	$940,000	Interest Only	938,000	Cantor Commercial Real Estate Lending	10 year **	5.03%	6/30/2027
Minneapolis City Parking	$5,250,000	$29,000	5,114,000	American National Insurance, of NY	10 year	4.50%	4/30/2026
Bridgeport Fairfield	$4,400,000	$23,000	4,304,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
Less unamortized loan issuance costs			(1,125,000)
			$52,841,000

(1)	Secured by four properties facilities (MVP PF Ft. Lauderdale 2013, LLC, MVP PF Memphis Court 2013, LLC, MVP PF Memphis Poplar 2013, LLC and MVP PF St. Louis 2013, LLC)
(2)	The Company and MVP REIT II issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including:
a.	Consolidated entities: MVP Denver Sherman, LLC, MVP Denver Sherman 1935, LLC and MVP Milwaukee Arena, LLC
b.	Nonconsolidated entities: MVP St. Louis Washington, LLC, MVP Louisville Station Broadway, LLC, and Cleveland Lincoln Garage Owners, LLC.
(3)	Secured by three properties (MVP St. Louis Convention, MVP St. Louis Lucas and MVP KC Cherry)
(4)	Secured by two properties (MVP Indy City Park and MVP Indy WA Street)
(5)	The Company and MVP REIT II issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including:
a.	Consolidated entity: MVP Indianapolis Meridian Lot, LLC
b.
Nonconsolidated entities:  MVP Louisville Station Broadway, LLC, White Front Garage Partners, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway Group, LLC, and St. Louis Seventh & Cerre, LLC

  * 2 year Interest Only
** 10 Year Interest Only

Total interest expense incurred for the three months ended June 30, 2017 and 2016 was approximately $0.6 million and $0.6 million, respectively.  Total loan amortization cost for the three months ended June 30, 2017 and 2016 was approximately $0.1 million and $56,000, respectively.  Total interest expense incurred for the six months ended June 30, 2017 and 2016 was $1.2 million and $1.0 million, respectively.  Total loan amortization cost for the six months ended June 30, 2017 and 2016 were $0.1 million and $74,000, respectively.

As of June 30, 2017, future principal payments on the notes payable are as follows:

2017	$521,000
2018	1,190,000
2019	4,993,000
2020	1,246,000
2021	1,304,000
Thereafter	44,712,000
Total	$53,966,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $1,125,000 as of June 30, 2017.

Except as described below, the carrying value of the Company's financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of June 30, 2017 and December 31, 2016, the carrying value and estimated fair value of the Company's debt were approximately $46.9 million and $76.1 million, respectively.  Both the carrying value and estimated fair value of the Company's debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Note M — Assets held for sale
As of December 31, 2016, the Company had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on an appraisal.  During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  The remaining portion of the property will continued to be reported as held for sale.  The Company will continue look for an Operator if the entire property is not sold.

The following is a summary of the results of operations related to the assets held for sale for the three and six months ended June 30, 2017:

	For The Three Months Ended June 30, 2017	For The Six Months Ended June 30, 2017	For The Three Months Ended June 30, 2016	For The Six Months Ended June 30, 2016
Revenue	$--	$--	$10,000-	$10,000
Expenses	(75,000)	(148,000)	(69,000)	(129,000)
Loss from assets held for sale, net of income taxes	$(75,000)	$(148,000)	$(59,000)	$(119,000)

Note N – Merger

On May 26, 2017, the Company, MVP REIT II, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of MVP REIT II ("Merger Sub"), and the Advisor, entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of MVP REIT II. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company's common stock, $0.001 par value per share (the "Company Common Stock"), will be automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock, $0.0001 par value per share, of MVP REIT II ("MVP REIT II Common Stock") (such ratio, as it may be adjusted pursuant to the Merger Agreement, the "Exchange Ratio"). Holders of shares of Company Common Stock will receive cash in lieu of fractional shares.

At the effective time of the Merger each share of Company Common Stock, if any, then held by any wholly owned subsidiary of the Company or by MVP REIT II or any of its wholly owned subsidiaries will no longer be outstanding and will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares of Company Common Stock in connection with or as a consequence of the Merger.  In addition, each share of the Company's Non-Participating, Non-Voting Convertible Stock, $0.001 par value per share ("Company Convertible Stock"), all 1,000 of which are held by the Advisor, will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares of Company Convertible Stock in connection with or as a consequence of the Merger.

The Merger Agreement contains customary covenants, including covenants prohibiting the Company and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on July 10, 2017 (the "Go Shop Period End Time"), the Company (through the Company special committee and its representatives).  From May 30, 2017, through July 10, 2017, in connection with the ''go shop'' process provided for under the Merger Agreement, Robert A. Stanger & Co., Inc., ("Stanger") contacted approximately 78 parties, which the Company Special Committee and Stanger believed had the financial ability and potential strategic interest in reviewing the opportunity, to solicit their interest in a possible alternative transaction with the Company. Stanger and Venable negotiated with 12 parties with regard to signing a confidentiality agreement of which 8 confidentiality agreements were executed. No bids were received prior to the July 10, 2017 Go Shop Period End Time.

Pursuant to the Merger Agreement, the board of directors of MVP REIT II (the "MVP II Board") will, effective as of the effective time of the Merger, increase the number of directors comprising the MVP II Board to eight and Nicholas Nilsen, Robert J. Aalberts and Shawn Nelson will be elected to the MVP II Board.

The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the Stockholder Approvals, receipt of regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, the effectiveness of the registration statement on Form S-4 filed by MVP REIT II to register the shares of MVP REIT II Common Stock to be issued as consideration in the Merger and the absence of a material adverse effect with respect to either the Company or MVP REIT II.

In connection with the Merger, the Company intends to seek the approval of its stockholders of an amendment to the Company's charter to remove certain provisions regarding roll-up transactions (such amendment, the "Charter Amendment"). Pursuant to the Merger Agreement, approval by the Company's stockholders of the Charter Amendment is a condition to completing the Merger.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT II Operating Partnership, LP and the Advisor entered into the Second Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement"), which will become effective at the effective time of the Merger.  The Second Amended and Restated Advisory Agreement will amend the Company's existing advisory agreement, dated October 5, 2015 (the "Original Agreement"), to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Second Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Second Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Second Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company Common Stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company Common Stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.
In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Second Amended and Restated Advisory Agreement will automatically terminate and be of no further effect and the Company, MVP REIT II Operating Partnership, LP and the Advisor will have the rights and obligations set forth in the Original Agreement.

Termination Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT, the Advisor and MVP REIT II Operating Partnership, LP entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger. In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Termination Agreement will automatically terminate and be of no further effect and no Advisor Acquisition Payment will be owed and payable.

The foregoing description of the Merger Agreement, the Amended and Restated Advisory Agreement and the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable agreements, each of which is filed with as a Form 8-K exhibit with the SEC on May 31, 2017.

Note O — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

As noted in MVP REIT II's filing of their final S-4/A on August 9, 2017 and went effective on August 11, 2017, the shareholders of the Company will hold a Special Meeting on September 27, 2017, in Las Vegas, NV, to vote on whether to approve the merger with MVP REIT II and other Charter Amendments in connection with the possible merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our "operating limited liability company," and to their subsidiaries.

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

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	the risk that the Merger or the other transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all;
•	the ability of the Company and MVP REIT II to successfully integrate pending transactions and implement their operating strategies, including the Merger;
•
the ability of MVP REIT II to obtain the required stockholder approval to amend its charter and complete such other actions as may be necessary or desirable to list its shares of common stock on a national securities exchange after the closing of the Merger;

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

During the three and six months ended June 30, 2017, the Company acquired an ownership interest in the following investments in equity method investees:

Property Name	MVP REIT %	MVP REIT II %	Total Purchase Price	Purchase Date	Property Type
Investment in equity method investee
MVP Detroit Center Garage	20%	80%	$55,000,000	1/10/2017	Garage
MVP Houston Preston Lot, LLC	40%	60%	$2,800,000	5/1/2017	Lot

Property information continued:

Property Name	# Spaces	Property Size (Acres)	Parking Lease is with	Tenant Portion of Property Tax	Term in Years	Annual Base Rent	Revenue Sharing Starting Point $
Investment in equity method investee
MVP Detroit Center Garage	1275	8.78	SP +	$572,000	5	$3,427,500	80% > $5,000,000
MVP Houston Preston Lot, LLC	46	0.23	iPark Services	N/A	10	$228,000	65%>$300,000

As of June 30, 2017 the Company had initial investments in the following facilities:

Parking Felicity	Date Acquired	Type	Zoning	Height Restriction	MVP REIT I % Owned	MVP REIT II % Owned	3rd Party % Owned	Property Purchase Price
MVP PF Ft. Lauderdale 2013	7/31/2013	Lot	RAC-CC	150 Feet	100%	0%	0%	$ 3,400,000
MVP PF Memphis Court 2013	8/28/2013	Lot	CBD	Unlimited	100%	0%	0%	$ 190,000
MVP PF Memphis Poplar 2013	8/28/2013	Lot	CBD	Unlimited	100%	0%	0%	$ 2,685,000
MVP PF Kansas City 2013	8/28/2013	Lot	B4-5	Unlimited	100%	0%	0%	$ 1,550,000
MVP PF St. Louis 2013	9/4/2013	Lot	I (CBD)	200 Feet	100%	0%	0%	$ 4,125,000
Mabley Place Garage	12/9/2014	Garage	DD-A	510 Feet	83%	0%	17%	$ 14,580,000
MVP Denver Sherman	1/26/2015	Lot	CMX-16	200 Feet	100%	0%	0%	$ 585,000
MVP Fort Worth Taylor	3/16/2015	Garage	CBD-H	Unlimited	100%	0%	0%	$ 23,336,000
MVP Milwaukee Old World	3/31/2015	Lot	C9-E	40 Feet	100%	0%	0%	$ 1,000,000
MVP St. Louis Convention Plaza	5/13/2015	Lot	I (CBD)	200 Feet	100%	0%	0%	$ 2,575,000
MVP Houston Saks Garage	5/28/2015	Garage	N/A	Unlimited	100%	0%	0%	$ 8,375,000
MVP St. Louis Lucas	6/29/2015	Lot	I (CBD)	200 Feet	100%	0%	0%	$ 3,463,000
MVP Milwaukee Wells	6/30/2015	Lot	C9-E	40 Feet	100%	0%	0%	$ 3,900,000
MVP Wildwood NJ Lot	7/10/2015	Lot	T/E	35 Feet	100%	0%	0%	$ 970,000
MVP Wildwood NJ Lot #2	12/16/2015	Lot	T/E	35 Feet	100%	0%	0%	$ 615,000
MVP Indianapolis City Park	10/5/2015	Garage	CBD-1 RC	Unlimited	100%	0%	0%	$ 10,500,000
MVP KC Cherry Lot	10/9/2015	Lot	UR	Per Plan	100%	0%	0%	$ 515,000
MVP Indianapolis WA Street Lot	10/29/2015	Lot	CBD-2	Unlimited	100%	0%	0%	$ 4,995,000
MVP Minneapolis Venture	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$ 6,100,000
MVP Indianapolis Meridian Lot	1/15/2016	Lot	CBD-2/RC	Unlimited	100%	0%	0%	$ 1,550,000
MVP Milwaukee Clybourn	1/20/2016	Lot	C9F(A)	30 Feet	100%	0%	0%	$ 205,000
MVP Milwaukee Arena	2/1/2016	Lot	RED	Unlimited	100%	0%	0%	$ 3,900,000
MVP Clarksburg Lot	2/9/2016	Lot	BPO	60 Feet	100%	0%	0%	$ 620,000
MVP Denver Sherman 1935	2/12/2016	Lot	CMX-16	200 Feet	76%	24%	0%	$ 2,437,500
MVP Bridgeport Fairfield Garage	3/30/2016	Garage	DVD-CORE	65 Feet	90%	10%	0%	$ 7,800,000
Minneapolis City Parking	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$ 9,395,000
MVP Cleveland West 9th	5/11/2016	Lot	CBD-LLRB4	175 Feet	49%	51%	0%	$ 5,675,000
33740 Crown Colony	5/17/2016	Lot	LLR-D5	250 Feet	49%	51%	0%	$ 3,030,000
White Front Garage Partners	9/30/2016	Garage	CBD I	Unlimited	20%	80%	0%	$ 11,496,000
MVP Houston Preston Lot	11/22/2016	Lot	NONE	Unlimited	40%	60%	0%	$ 2,800,000
MVP Detroit Center Garage	1/10/2017	Garage	PD	Unlimited	20%	80%	0%	$ 55,000,000

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

VRM I, an OTC Pink Sheet-listed company, and VRM II, an OTC Pink Sheet -listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2017, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

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

In June 2016, the Company and MVP REIT II jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In connection with the engagement, the Company decided to defer taking further action to list the Company's common shares on the NASDAQ Global Market. The Company's board had authorized taking such action in March 2016. In October 2016 the Board of Directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017 the special committee of the Company's board of directors decided to explore a merger with MVP REIT II.

As previously announced, on April 28, 2017, the special committee of the Company's board of directors accepted a non-binding Letter of Intent from the special committee of the MVP REIT II's board of directors, setting forth the terms and conditions upon which MVP REIT II proposed to acquire the Company and its subsidiaries.

On May 26, 2017, the Company, MVP REIT II, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of MVP REIT II ("Merger Sub"), and the Advisor, entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of MVP REIT II.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company's common stock, $0.001 par value per share (the "Company Common Stock"), will be automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock, $0.0001 par value per share, of MVP REIT II ("MVP REIT II Common Stock") (such ratio, as it may be adjusted pursuant to the Merger Agreement, the "Exchange Ratio"). Holders of shares of Company Common Stock will receive cash in lieu of fractional shares.

In addition, at the effective time of the Merger, each share of the Company's Non-Participating, Non-Voting Convertible Stock, $0.001 par value per share ("Company Convertible Stock"), all 1,000 of which are held by the Advisor, will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares of Company Convertible Stock in connection with or as a consequence of the Merger.

Pursuant to the Merger Agreement, the board of directors of MVP REIT II (the "MVP II Board") will, effective as of the effective time of the Merger, increase the number of directors comprising the MVP II Board to eight and Nicholas Nilsen, Robert J. Aalberts and Shawn Nelson will be elected to the MVP II Board.

In connection with the Merger, the Company intends to seek the approval of its stockholders of an amendment to the Company's charter to remove certain provisions regarding roll-up transactions (such amendment, the "Charter Amendment"). Pursuant to the Merger Agreement, approval by the Company's stockholders of the Charter Amendment is a condition to completing the Merger.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT II Operating Partnership, LP and the Advisor entered into the Second Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement"), which will become effective at the effective time of the Merger.  The Second Amended and Restated Advisory Agreement will amend the Company's existing advisory agreement, dated October 5, 2015 (the "Original Agreement"), to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Second Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Second Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Second Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company Common Stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company Common Stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.

Termination Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT, the Advisor and MVP REIT II Operating Partnership, LP entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger. In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Termination Agreement will automatically terminate and be of no further effect and no Advisor Acquisition Payment will be owed and payable.

Please see Note N- Merger for additional information regarding the Merger, the Merger Agreement, the Second Amended and Restated Advisory Agreement and the Termination Agreement.

The Company also announced, in connection with the proposed merger, that the monthly distribution for record holders as of May 24, 2017 was paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

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

Comparison of operating results for the three months ended June 30, 2017 and 2016:

Rental revenues (by property)		2017		2016
Ft. Lauderdale		$42,000		$42,000
Memphis Court		4,000		4,000
Memphis Poplar		68,000		68,000
Kansas City		29,000		29,000
St. Louis		62,000		63,000
Mabley Place		375,000		350,000
Denver Sherman		9,000		9,000
Fort Worth		384,000		374,000
Milwaukee Old World		40,000		40,000
St. Louis Convention	(a)	59,000	(b)	62,000
Houston Saks Garage		162,000		156,000
St. Louis Lucas	(a)	107,000		55,000
Milwaukee Wells		70,000		70,000
MVP Wildwood NJ		19,000		5,000
Indy Garage		188,000		187,000
KC Cherry Lot		17,000		18,000
Indy WA Street		94,000		94,000
Minneapolis Venture		--		10,000
Indianapolis Meridian		24,000		24,000
Milwaukee Clybourn		5,000		5,000
Milwaukee Arena		54,000		57,000
MVP Clarksburg Lot		14,000		14,000
Denver 1935 Sherman		30,000		30,000
Bridgeport Fairfield		112,000		110,000
Minneapolis City Parking		200,000		190,000
MVP Houston Preston Lot		19,000		--
Total revenues		$2,187,000		$2,066,000

(a) Includes percentage rent from properties where gross revenue was above the set threshold in 2017 as follows:
St Louis Convention - $13,000
St Louis Lucas - $52,000

(b)  Includes percentage rent from properties where gross revenue was above the set threshold in 2016 as follows:
St Louis Convention - $16,000

Total rental revenue earned from our 27 consolidated properties which have continued operations increased $121,000 or 5.9% from the three months ended June 30, 2016 to the three months ended June 30, 2017.  The majority of the 5.9% increase is related to percentage rent being accrued in 2017 for the St. Louis Lucas lot, additional retail space being leased out in 2017 at Mabley Place garage and the addition of the Houston Preston lot rental income for April 2017.

Since a majority of our property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis.  The higher the property's gross revenue the higher our potential percentage rent.  Below is graph showing the comparison of our monthly rental income to the gross revenue generated by the properties.

MVP REIT Rental Income & Property Gross Receipts
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$-
Oct-14
Dec-14
Feb-15
Apr-15
Jun-15
Aug-15
Oct-15
Dec-15
Feb-16
Apr-16
Jun-16
Aug-16
Oct-16
Dec-16
Feb-17
Apr-17
Jun-17
Property Gross Receipts
MVP REIT Rental Income (including % rent)

Comparison of operating results for the three months ended June 30, 2017 and 2016:

Operating expenses	2017	2016
General and administrative	$441,000	$632,000
Merger Costs	969,000	--
Acquisition expenses	2,000	226,000
Acquisition expenses – related party	--	--
Operation and maintenance	527,000	528,000
Operation and maintenance – related party	376,000	297,000
Disposition Expense	5,000	--
Depreciation	339,000	326,000
Total operating expenses	$2,659,000	$2,009,000

Operating expenses for the three months ended June 30, 2017, increased $650,000 or 32%, as compared to the three months ended June 30, 2016.  Merger costs of $969,000 during 2017, increased management fees from growth in our parking facility investments and additional debt financing fees were the major drivers to the 32% increase in expenses.  These increases were offset by the lack of acquisition expenses and the decrease in General and Administrative ("G&A") during the three months ended June 30, 2017.  Professional fees included G&A incurred during the three months ended 2016 were mainly related to the correction of prior period tax returns.  These expenses were not repeated during 2017, and the company does not expect to see dramatic increase in G&A in the near future.  As the Company and MVP REIT II move closer to a possible merger, whether it is successful or not, we expect to see additional increase over the next two quarters in merger expenses.  We estimated the total merger costs for the Company to be around $1.5 million or more, depending on the success of the merger with MVP REIT II.

Comparison of operating results for the three months ended June 30, 2017 and 2016:
Other income and (expense)	2017	2016
Interest expense	$(711,000)	$(609,000)
Income from investment in equity method investee	180,000	3,000
Interest Income	--	(2,000)
Total other expense	$(531,000)	$(608,000)

Interest expense has increased from 2016 to 2017 due to the assumption of debt through acquisitions and adding new debt to acquisitions that were completed with cash previously.  To maximize the use of our cash, the Company will continue to look for opportunities to put financing in place on existing properties and future acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking revenue.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three months ended June 30, 2017 and 2016 includes loan amortization costs.  Total interest expense incurred for the three months ended June 30, 2017 and 2016 was approximately $0.6 million and $0.6 million, respectively.  Total loan amortization cost for the three months ended June 30, 2017 and 2016 was approximately $0.1 million and $56,000, respectively.

See Note J – Line of Credit and Note L – Notes Payable of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2017 and 2016:

Rental revenues (by property)		2017		2016
Ft. Lauderdale		$84,000		$84,000
Memphis Court		8,000		8,000
Memphis Poplar		137,000		137,000
Kansas City		59,000		59,000
St. Louis		125,000		125,000
Mabley Place		746,000		712,000
Denver Sherman		17,000		17,000
Fort Worth		765,000		752,000
Milwaukee Old World		80,000		80,000
St. Louis Convention	(a)	106,000	(b)	109,000
Houston Saks Garage		312,000		311,000
St. Louis Lucas	(a)	162,000		110,000
Milwaukee Wells		140,000		140,000
MVP Wildwood NJ		40,000		5,000
Indy Garage		375,000		375,000
KC Cherry Lot		33,000		34,000
Indy WA Street		187,000		191,000
Minneapolis Venture		--		10,000
Indianapolis Meridian		48,000		44,000
Milwaukee Clybourn		10,000		9,000
Milwaukee Arena		108,000		90,000
MVP Clarksburg Lot		28,000		22,000
Denver 1935 Sherman		60,000		46,000
Bridgeport Fairfield		224,000		110,000
Minneapolis City Parking		400,000		379,000
VP Houston Preston Lot		76,000		--
Total revenues		$4,330,000		$3,959,000

(a) Includes percentage rent from properties where gross revenue was above the set threshold in 2017 as follows:
St Louis Convention - $13,000
St Louis Lucas - $52,000

(b)  Includes percentage rent from properties where gross revenue was above the set threshold in 2016 as follows:
St Louis Convention - $16,000

Total rental revenue earned from our 27 consolidated properties which have continued operations increased $371,000 or 9.4% from the six months ended June 30, 2016 to the six months ended June 30, 2017.  The majority of the 9.4% increase is related to percentage rent being accrued in 2017 for the St. Louis Lucas lot, additional retail space being leased out in 2017 at Mabley Place garage and the addition rent from properties that were held for the full six months in 2017 that were not held for the full six months in 2016, such as Bridgeport Fairfield and Houston Preston.

Operating expenses	2017	2016
General and administrative	$854,000	$1,018,000
Merger Costs	1,107,000	--
Acquisition expenses	267,000	433,000
Acquisition expenses – related party	330,000	1,326,000
Operation and maintenance	1,152,000	1,114,000
Operation and maintenance – related party	685,000	532,000
Disposition Expense	5,000	--
Depreciation	673,000	608,000
Total operating expenses	$5,073,000	$5,031,000

Operating expenses for the six months ended June 30, 2017, increased $42,000 or 0.8%, as compared to the six months ended June 30, 2016.  The Company did see a decrease related to acquisition expense & acquisition expenses related party that totaled $597,000 in 2017 for the acquisition of an investment in one parking facility , compared to $1.8 million in 2016, related to the acquisition of nine investments in parking facilities.  Professional fees included G&A incurred during the six months ended 2016 were mainly related to the correction of prior period tax returns and other one-time legal issues.  These expenses were not repeated during 2017, and the company does not expect to see dramatic increase in G&A in the near future.  Both of these decreases were offset by merger costs of $1,107,000 for the six months ended June 30, 2017.  As the Company and MVP REIT II move closer to a possible merger, whether it is successful or not, we expect to see additional increase over the next two quarters in merger expenses.  We estimated the total merger costs for the Company to be around $1.5 million or more, depending on the success of the merger with MVP REIT II.

Other income and (expense)	2017	2016
Interest expense	$(1,407,000)	$(1,061,000)
Income from investment in equity method investee	208,000	3,000
Loss on acquisition of investment in real estate		(2,000)
Interest Income	--	1,000
Total other expense	$(1,199,000)	$(1,059,000)

Interest expense has increased from 2016 to 2017 due to the assumption of debt through acquisitions and adding new debt to acquisitions that were completed with cash previously.  To maximize the use of our cash, the Company will continue to look for opportunities to put financing in place on existing properties and future acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking revenue.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three months ended June 30, 2017 and 2016 includes loan amortization costs.  Total interest expense incurred for the six months ended June 30, 2017 and 2016 was $1.2 million and $1.0 million, respectively.  Total loan amortization cost for the six months ended June 30, 2017 and 2016 were $0.1 million and $74,000, respectively.

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

Our calculation of FFO and MFFO, attributable to common shareholders is presented in the following table for the three and six months ended June 30, 2017 and 2016.

In addition to the IPA MFFO Guidelines, management believes that an adjustment to MFFO for the additional merger expenses in connection with a proposed merger of the Company with MVP REIT II is helpful to obtain a more complete understanding of the operating performance of the Company.  As such, we have added "Adjusted MFFO" to the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss attributable to MVP REIT, Inc. common shareholders	$(1,020,000)	$(572,000)	$(1,972,000)	$(2,112,000)
Subtract:
Change in deferred rental assets	(4,000)	(11,000)	(11,000)	(30,000)
Add:
Depreciation and amortization of real estate assets	339,000	326,000	673,000	608,000
FFO	$(685,000)	$(257,000)	$(1,310,000)	$(1,534,000)
Add:
Acquisition fees and expenses to non-affiliates	2,000	226,000	267,000	433,000
Acquisition fees and expenses to affiliates	--	--	330,000	1,326,000

MFFO attributable to MVP REIT, Inc common shareholders	$(683,000)	$(31,000)	$(713,000)	$225,000
Merger Expense	969,000	--	1,107,000	--
Adjusted MFFO	286,000	(31,000)	394,000	225,000

Gross Distributions to common shareholders	$1,467,000	$1,666,000	$3,120,000	$3,328,000

Capital and Liquidity Resources

The Company commenced operations on December 11, 2012 and acquired our first property on December 14, 2012.

Our principal demand for funds will be/and is for the acquisition of real estate assets, funding of loans secured by real estate, the payment of operating expenses, capital expenditures, interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for future acquisitions and investments in real estate will be funded primarily through our funds from operations and debt financing.

Net cash provided by operating activities for the six months ended June 30, 2017 was approximately $1.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $3.2 million and consisted mainly of cash used in investment in equity method investee of approximately $5.0 million and deposits of approximately $1.5 million made during 2016 which was used to fund the Detroit Center investment in equity method investee. In addition, we received a net of $1.0 million from MVP REIT II for the sale of a 20% ownership interest in the Houston Preston property.  Net cash used by financing activities totaled $0.7 million and mainly consisted of proceeds from notes payable of $4.9 million (net of payments), payments on the line of credit of approximately $2.8 million (net of proceeds), and cash distributions to stockholders of $2.6 million (net of DRIP).

Net cash used in operating activities for the six months ended June 30, 2016 was $0.7 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $20.6 million, investment in equity method investee of approximately $4.3 million and $6.1 million used in investment in real estate held for sale.  Net cash provided by financing activities consisted of proceeds from promissory notes of approximately $16.9 million, capitalized loan fees of approximately $0.4 million, payments on redeemed shares of approximately $0.5 million, payments on notes payable of approximately $0.5 million, capital contributions from noncontrolling interests of approximately $3.4 million and distributions to stockholders and non-controlling interest of approximately $2.5 million and $695,000, respectively.

As of June 30, 2017, the Company has eleven notes in the aggregate amount of approximately $52.8 million, net of loan issuance costs, secured by our real estate. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 55% of the greater of the cost or fair market value of our overall investments.

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

In connection with our KeyBank Unsecured Credit Agreement, the Borrowers are required to maintain a minimum liquidity requirement of $2.0 million, which is defined as the sum of unencumbered cash and cash equivalents of the Borrower and its Subsidiaries.  In addition, the loan with Bank of America for the MVP Detroit Center Parking garage requires the Company and MVP REIT to maintain a combined $2.3 million liquidity, which is defined as unencumbered cash and cash equivalents.  As of August 14, 2017, the Company and MVP REIT were in compliance with both these lender requirements.

On June 26, 2017, the Company and MVP REIT II, (together, the "REITs"), each through a wholly owned subsidiary, MVP Real Estate Holdings, LLC and MVP REIT II Operating Partnership, LP, (together, the "Borrowers") entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank, National Association ("KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which may be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment has an initial term of six months, maturing on December 26, 2017.  The Working Capital Credit Agreement has an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REIT's within 5 business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.  As of June 20, 2017, the balance on the Working Capital Credit Facility was $6.0 million, which MVP REIT II drew on June 29, 2017.  The Company and MVP REIT II anticipate using net proceeds from the private placements of shares of MVP REIT II's Series 1 Convertible Redeemable Preferred Stock to pay down the $6.0 million, which is due by September 15, 2017.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, and operations for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition Fees – related party	$--	$--	$330,000	$1,326,000
Asset Management Fees	340,000	270,000	613,000	483,000
Debt Financing Fees	36,000	27,000	72,000	49,000
Total	$376,000	$297,000	$1,015,000	$1,858,000

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

On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7%, or $0.60 per share annually and $0.05025 monthly assuming a purchase price of $9.00 per share.  The Company anticipated paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.

The Company also announced, in connection with the proposed Merger, that the monthly distribution for record holders as of May 24, 2017 was paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

From inception through June 30, 2017, the Company has paid approximately $16.8 million in distributions including approximately $3.4 million in DRIP distributions to the Company's stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all of distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by Operations (GAAP basis)
1st Quarter, 2017	$1,351,000	$301,000	$1,652,000	$621,000
2nd Quarter, 2017	1,254,000	213,000	1,467,000	675,000
3rd Quarter, 2017	--	--	--	--
4th Quarter 2017	--	--	--	--
Total 2017	$2,605,000	$514,000	$3,119,000	$1,296,000

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	1,461,000	205,000	1,666,000	20,000
3rd Quarter, 2016	1,616,000	42,000	1,658,000	370,000
4th Quarter 2016	1,397,000	254,000	1,651,000	(2,533,000)
Total 2016	$5,515,000	$1,122,000	$6,637,000	$(3,322,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

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

Inflation

The Company expects to include provisions in its tenant leases designed to protect the Company from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases and percentage rent may not be sufficient to cover inflation and rent may be below market.

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

Because MVP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes which for the year ended December 31, 2016 and 2015 were not significant. As a result, the net income tax provision for the year ended December 31, 2016 and 2015 was approximately zero.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of June 30, 2017.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on valuation analysis performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

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

Contractual Obligations

As of June 30, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$53,966,000	$521,000	$6,183,000	$2,551,000	$44,711,000
Capital and Operating Lease Obligations	--	--	--	--	--
Line of Credit:
Interest	--	--	--	--	--
Principle	2,007,000	2,007,000	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$55,973,000	$2,528,000	$6,183,000	$2,551,000	$44,711,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $1.1 million for notes payable and $158,000 for the line of credit as of June 30, 2017.

Subsequent Events

See Note O — Subsequent Events in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various subsequent events.

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

As of June 30, 2017, the Company's debt consisted of approximately $52.8 million in fixed rate debt and $1.8 million in variable rate debt, net of loan issuance costs.  Our variable interest rate under the KeyBank line of credit is equal to the 30 day LIBOR plus 2.25%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of June 30, 2017:

	For the six months ended June 30, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$521,000	$1,190,000	$4,993,000	$1,246,000	$1,305,000	$44,711,000	$53,966,000	$47,932,000

Average interest rate	4.74%	4.83%	4.91%	4.83%	4.83%	4.83%

Market risk disclosure does not reflect the unamortized loan issuance cost of $1.1 million as of June 30, 2017.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

On May 19, 2017, the Audit Committee of the Company's Board of Directors engaged RSM US LLP ("RSM") as the Company's independent registered public accounting firm.

During the Company's two most recent fiscal years ended December 31, 2015 and 2016 and the period from January 1, 2017 through May 19, 2017, the Company did not consult with RSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended June 30, 2017.

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

As of Filing Date, the Company had 11,024,082 shares of common stock issued and outstanding for a total of approximately $86.5 million, less offering costs.

Share Repurchase Program

As of the date of this filing, there are no outstanding repurchase requests due to the suspension of the share repurchase program in connection with the ongoing merger.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE AND SAFETY

Not applicable

ITEM 5. OTHER INFORMATION

During the second quarter of 2017, the Company was not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

2.1(7)	Agreement and Plan of Merger, dated as of May 26, 2017, by and among MVP REIT, Inc., MVP REIT II, Inc., MVP Merger Sub, LLC and MVP Realty Advisors, LLC
3.1(2)	Articles of Incorporation of MVP Monthly Income Realty Trust, Inc.
3.2(2)	Bylaws of MVP Monthly Income Realty Trust, Inc.
3.3(2)	Articles of Amendment (Name Change)
3.4(3)	Articles of Amendment and Restatement of MVP REIT, Inc.
3.5(2)	Amended and Restated Bylaws of MVP REIT, Inc.
3.6(4)	Articles of Amendment of MVP REIT, Inc.
3.7(5)	Articles of Amendment of MVP REIT, Inc.
3.8(7)	Amended and Restated Bylaws of MVP REIT, Inc.
4.1(6)	Form of Subscription Agreement
10.1(7)	Termination and Fee Agreement, dated as of May 26, 2017, by and among MVP REIT, Inc., MVP REIT II, Inc. and MVP Realty Advisors, LLC
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
The following materials from the Company's Quarterly report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheet as of June 30, 2017 and December 31, 2016 (unaudited), (ii) Statements of Operations for the period for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) Statement of Equity (Deficit) for the six months ended June 30, 2017(unaudited), (iv) Statement of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited) (v) Notes to Financial Statements (unaudited).

(1)	Filed concurrently herewith.
(2)	Filed previously with the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on June 13, 2012, and incorporated herein by reference.
(3)	Filed previously with the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on July 9, 2012, and incorporated herein by reference.
(4)	Filed previously with the Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 on September 6, 2012, and incorporated herein by reference.
(5)	Filed previously with the Pre-Effective Amendment No. 7 to the Registration Statement on Form S-11 on September 18, 2012, and incorporated herein by reference.
(6)	Filed previously on Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 on April 10, 2015, and incorporated herein by reference.
(7)	Filed previously on Form 8-K on May 31, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	August 14, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	August 14, 2017