Form 10-Q
period 2017-11-14
MVP REIT, Inc.
filed 2017-11-14
CIK 1546609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] Emerging growth company [ X ]	Smaller reporting company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]    No   [X]

As of November 14, 2017, there were 11,103,647 shares of the Company's Common Stock outstanding.

MVP REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate and fixed assets:
Land and improvements	$63,684,000	$66,484,000
Building and improvements	50,468,000	49,973,000
Construction in progress	255,000	--
Fixed assets	88,000	88,000
	114,495,000	116,545,000
Accumulated depreciation	(3,138,000)	(2,128,000)
Total investments in real estate and fixed assets, net	111,357,000	114,417,000

Investment in equity method investee	8,853,000	4,123,000
Assets held for sale	6,100,000	6,100,000
Cash	1,286,000	4,112,000
Cash – restricted	2,463,000	1,712,000
Accounts receivable	303,000	117,000
Prepaid expenses	53,000	444,000
Deferred rental assets	113,000	93,000
Due from related party	--	462,000
Deposits	--	1,519,000
Other assets	--	121,000
Total assets	$130,528,000	$133,220,000

LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $1,084,000 and $1,106,000 at September 30, 2017 and December 31, 2016, respectively	$53,080,000	$$49,417,000
Line of credit, net of unamortized loan issuance costs of $107,000 and $164,000 as of September 30, 2017 and December 31, 2016, respectively	1,893,000	4,646,000
Accounts payable and accrued liabilities	1,503,000	959,000
Deferred revenue	49,000	55,000
Due to related parties	2,735,000	--
Liabilities related to assets held for sale	67,000	--
Security deposits	72,000	248,000
Total liabilities	59,399,000	55,325,000

Commitments and contingencies

Equity
MVP REIT, Inc. Shareholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.001 par value, 1,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	--	--
Common stock, $0.001 par value, 98,999,000 shares authorized, 10,971,231 and 10,952,325 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	11,000	11,000
Additional paid-in capital	87,449,000	90,156,000
Accumulated deficit	(19,553,000)	(16,191,000)
Total MVP REIT, Inc. Shareholders' Equity	67,907,000	73,976,000
Non-controlling interest – related party	3,222,000	3,919,000
Total equity	71,129,000	77,895,000
Total liabilities and equity	$130,528,000	$133,220,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Base rent income	$2,110,000	$2,059,000	$6,375,000	$5,975,000
Percentage rent income	348,000	277,000	413,000	310,000
Total revenues	2,458,000	2,336,000	6,788,000	6,285,000

Operating expenses
Property taxes	518,000	544,000	1,454,000	1,380,000
Property operating expense	38,000	24,000	254,000	297,000
Asset and debt management expense – related party	365,000	242,000	1,050,000	774,000
General and administrative	308,000	190,000	1,162,000	1,208,000
Merger costs	321,000	--	1,428,000	--
Acquisition expenses	17,000	337,000	284,000	765,000
Acquisition expenses – related party	--	--	330,000	1,326,000
Disposition expense	1,000	--	6,000	--
Loss from impairment	--	100,000	--	100,000
Depreciation	337,000	326,000	1,010,000	934,000
Total operating expenses	1,905,000	1,763,000	6,978,000	6,784,000

Income (loss) from operations	553,000	573,000	(190,000)	(499,000)

Other income (expense)
Interest expense	(729,000)	(621,000)	(2,136,000)	(1,682,000)
Income from investment in equity method investee	61,000	58,000	269,000	61,000
Loss on acquisition of investment in real estate	--	--	--	(2,000)
Interest income	--	--	--	1,000
Total other expense	(668,000)	(563,000)	(1,867,000)	(1,622,000)

Net loss	(115,000)	10,000	(2,057,000)	(2,121,000)
Net income (loss) attributable to non-controlling interest – related party	41,000	55,000	71,000	36,000
Net loss attributable to common stockholders	$(156,000)	$(45,000)	$(2,128,000)	$(2,157,000)
Basic and diluted loss per weighted average common share
Net loss attributable to MVP REIT common stockholders - basic and diluted	$(0.02)	$(0.00)	$(0.20)	$(0.20)
Weighted average common shares outstanding, basic and diluted	10,976,990	11,009,139	10,981,541	11,018,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

	Convertible stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	1,000	$--	10,952,325	$11,000	$90,156,000	$(16,191,000)	$3,919,000	$77,895,000

Distributions to non-controlling interest	--	--	--	--	--	--	(268,000)	(268,000)
Contributions from non-controlling interest	--	--	--	--	--	--	59,000	59,000

Issuance of common stock – DRIP	--	--	82,524	--	514,000	--	--	514,000

Deconsolidation of Houston Preston	--	--	--	--	--	--	(559,000)	(559,000)

Stock Dividends paid	--	--	--	--	1,234,000	(1,234,000)

Redeemed shares	--	--	(63,618)	--	(592,000)	--	--	(592,000)

Distributions – see Note A	--	--	--	--	(3,863,000)	--	--	(3,863,000)

Net income (loss)	--	--	--	--	--	(2,128,000)	71,000	(2,057,000)
Balance, September 30, 2017	1,000	$--	10,971,231	$11,000	$87,449,000	$(19,553,000)	$3,222,000	$71,129,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,057,000)	$(2,121,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,010,000	934,000
Amortization of loan costs	256,000	113,000
Income from investment in equity method investee	(269,000)	(61,000)
Loss from impairment	--	100,000
Change in operating assets and liabilities:
Restricted cash	(751,000)	249,000
Prepaid expenses	391,000	133,000
Deferred rental assets	(134,000)	(196,000)
Accounts receivable	(72,000)	79,000
Other assets	121,000	20,000
Capitalized loan fees	(159,000)	(498,000)
Security deposits	(138,000)	(3,000)
Assets held for sale	--	(62,000)
Due to related parties	3,197,000	132,000
Deferred revenue	(6,000)	40,000
Accounts payable and accrued liabilities	556,000	352,000
Net cash provided by (used in) operating activities	1,945,000	(789,000)
Cash flows from investing activities:
Purchase of investment in real estate	--	(9,957,000)
Purchase of asset held for sale	--	(6,100,000)
Payments of deposits, net of deposits returned	--	(347,000)
Proceeds for 20% ownership in Houston Preston, net of cash	1,016,000
Investment in equity method investee	(5,107,000)	(6,584,000)
Deposits applied to purchase of investment in equity method investee	1,500,000	--
Assets held for sale	67,000	--
Construction in progress	(275,000)	--
Building improvements	(496,000)	(80,000)
Net cash used in investing activities	(3,295,000)	(23,068,000)
Cash flows from financing activities:
Proceeds from notes payable	6,058,000	21,340,000
Payments on notes payable	(985,000)	(784,000)
Proceeds from line of credit	3,612,000	--
Payments on line of credit	(6,422,000)	--
Capital contribution from non-controlling interest – related party	59,000	3,431,000
Redeemed shares	(592,000)	(1,163,000)
Purchase of non-controlling interest	--	(750,000)
Proceeds from issuance of common stock-DRIP	514,000	869,000
Stockholders' distributions	(3,863,000)	(4,987,000)
Distribution received from investment in equity method investee	411,000	17,000
Distribution to non-controlling interest	(268,000)	(1,137,000)
Net cash provided by (used in) financing activities	(1,476,000)	16,836,000
NET CHANGE IN CASH	(2,826,000)	(7,021,000)
Cash and cash equivalents, beginning of period	4,112,000	10,511,000
Cash and cash equivalents, end of period	$1,286,000	$3,490,000
Supplemental disclosures of cash flows information:
Interest paid	$1,880,000	$1,569,000
Non-cash investing and financing activities:
Distributions – DRIP	$514,000	$868,000
Stock Dividends	$1,234,000	$--
Deposits applied to purchase of investment in real estate	$--	$15,951,000
Deposits applied to purchase of investment in equity method investee	$1,500,000	$--
Capitalized loan fees related to promissory note	$--	$498,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

In October 2016 the Board of Directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017 the special committee of the Company's board of directors decided to explore a merger with MVP REIT II, Inc. ("MVP REIT II"). On May 26, 2017, the Company, MVP REIT II, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of MVP REIT II ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT II's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of MVP REIT II.

On September 27, 2017 the stockholders of MVP REIT approved the Merger Agreement and the parties are currently in the process of satisfying the remaining conditions to completion of the Merger.

Estimated Value Per Share

As previously reported on a Form 8-K filed on April 11, 2017, the Company's board of directors determined that the Company's estimated net asset value ("NAV") was approximately $102.3 million or $9.32 per common share as of March 30, 2017.  Shares in the initial public offering were sold at $9.00 per share.  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of our common stock and issuing shares pursuant to our distribution reinvestment plan.  Last year, the board of directors determined that the NAV was $9.14 per common as of March 30, 2016, which value had been used since April 7, 2016 through April 10, 2017 for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.  In determining an estimated value per share of the Company's common stock, the Company's board of directors relied upon information provided by MVP Realty Advisors, LLC, the Company's advisor and the board's experience with, and knowledge of, the Company's real property and other assets.

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

Distributions

On October 3, 2012, the Company confirmed that its board of directors had approved a plan for payment of initial monthly cash distributions of $0.045 per share. On January 25, 2013, the Company issued a press release announcing that its board of directors had approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.2 percent, or $0.558 per share annually or $0.0465 monthly, assuming a purchase price of $9.00 per share. The distribution, previously 6 percent, increased beginning with the January 2013 distribution, paid to stockholders of record as of January 24, 2013 on February 10, 2013.  On June 4, 2013, the Company issued a press release announcing that its board of directors has approved an increase in its monthly distribution rate on its common shares to an annualized distribution rate of 6.7 percent, assuming a purchase price of $9.00 per share or $0.05025 monthly.  The Company anticipates paying future distributions monthly in arrears, with a record date on the 24th of each month and distributions paid on the 10th day of the following month (or the next business day if the 10th is not a business day).  Starting April 11, 2017, the NAV of $9.32 per common share has been used for purposes of effectuating permitted redemptions of the Company's common stock and issuing shares pursuant to the Company's distribution reinvestment plan.  Currently the DRIP program has been suspended in connection with the pending Merger.

From inception through September 30, 2017, the Company has paid approximately $17.5 million in distributions including approximately $3.4 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from its initial public offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company also announced, in connection with the pending Merger, that the monthly distribution for record holders as of May 24, 2017 was paid on June 10, 2017 will consist of a $0.0225 cash distribution per share (3% per annum based upon the initial $9.00 offering price), a stock dividend equal to .002414 shares of stock for each share owned (3% per annum based upon the initial $9.00 offering price), and a special one-time distribution of $0.0105 in additional cash distributions per share (0.7% per annum for the remaining two months left in the quarter based upon the initial $9.00 offering price).  Thereafter, the Company anticipates paying monthly cash distributions of $0.0225 per share and stock dividends of .0024 shares for each share of stock owned.

Capitalization

As of September 30, 2017, the Company had 10,971,231 shares of common stock issued and outstanding and 1,000 shares of non-voting, non-participating convertible stock, $0.001 par value, issued and outstanding (the "Convertible Stock").

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

In connection with the proposed Merger, the Company has suspended its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed Merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan took effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the May 1, 2017 press release providing notice of suspension.  The Company may consider re-instating the distribution reinvestment plan and share repurchase plan only if the Merger is not consummated.

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving distributions. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Company's initial public offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared.  An investor's participation in the DRIP will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem shares of its common stock in accordance with the Company's share repurchase program.  As of September 30, 2017, a total of 382,965 common shares have been issued under the DRIP.  Currently the DRIP program is not available.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 2.0% of the number of shares of common stock outstanding on December 31st of the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Effective as of December 14, 2014, the Company has amended the SRP to provide that it will agree to satisfy all repurchase requests made in connection with the death or disability (as defined in the Code) of a stockholder in accordance with the terms of the SRP within 15 days following the Company's receipt of such repurchase request or as soon as practicable thereafter. Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of the date of this filing, there are no outstanding repurchase requests due to the suspension of the share repurchase program in connection with the pending Merger.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

MVP PF Ft. Lauderdale 2013, LLC	MVP Wildwood NJ Lot, LLC
MVP PF Memphis Court 2013, LLC	MVP Indianapolis City Park Garage, LLC
MVP PF Memphis Poplar 2013, LLC	MVP KC Cherry Lot, LLC
MVP PF St. Louis 2013, LLC	MVP Indianapolis Washington Street Lot, LLC
MVP PF Kansas City 2013, LLC	Minneapolis Venture, LLC
Mabley Place Garage, LLC	MVP Indianapolis Meridian, LLC
MVP Denver Sherman, LLC	MVP Milwaukee Clybourn, LLC
MVP Fort Worth Taylor, LLC	MVP Milwaukee Arena, LLC
MVP Milwaukee Old World, LLC	MVP Clarksburg Lot, LLC
MVP St. Louis Convention Plaza, LLC	MVP Denver 1935 Sherman, LLC
MVP Houston Saks Garage, LLC	MVP Bridgeport Fairfield, LLC
MVP St. Louis Lucas, LLC	Minneapolis City Parking
MVP Milwaukee Wells, LLC	MVP Houston Preston Lot, LLC*

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

Concentration

During the last week of August 2017, Houston Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations. Our parking garage and parking lots located in Houston, TX experienced minimal damage during this time; however, the company is still assessing the long-term impact.  As of September 30, 2017, we have not seen a reduction in the base rent from our operator, who will continue to operate these locations under the terms of the current leases.

The Company had eight parking tenants as of September 30, 2017 and 2016, respectively. One tenant, Standard Parking Plus ("SP+"), represented a concentration for the nine months ended September 30, 2017 and 2016, in regards to parking rental revenue.  During the nine months ended September 30, 2017 and 2016, SP+ accounted for approximately 69.3% of the parking rental revenue. Below is a table that summarizes parking rent by tenant:

Parking Tenant
	Percentage of Total Rental Revenue As of September 30,
	2017	2016
SP +	69.3%	69.1%
ABM	9.3%	10.5%
iPark Services	8.1%	7.5%
Denison	6.3%	5.6%
PCAM, LLC	3.2%	3.4%
BEST PARK	3.2%	3.3%
Denver School	0.4%	0.4%
Secure	0.2%	0.2%
Grand Total	100.0%	100.0%

In addition, the Company had concentrations in various cities based on parking rental revenue for the nine months ended September 30, 2017 and 2016, as well as concentrations in various cities based on the real estate we owned as of September 30, 2017 and December 31, 2016.  The below tables summarize this information by city.

City Concentration for Parking Rent
	For the Nine months Ended
	9/30/2017	9/30/2016
Cincinnati	19.4%	19.2%
Fort Worth	18.2%	17.7%
Indianapolis	15.5%	15.0%
Minneapolis	9.6%	9.2%
St. Louis	9.1%	8.5%
Milwaukee	7.7%	7.7%
Houston	7.5%	8.1%
Memphis	3.5%	3.4%
Bridgeport	3.3%	4.6%
Kansas City	2.2%	2.0%
Denver	1.6%	1.8%
Ft. Lauderdale	1.4%	1.3%
Clarksburg	0.6%	0.6%
Wildwood	0.4%	0.9%
	100.0%	100.0%

Real Estate Concentration by City
Based on the Company's Ownership %
	As of
	9/30/2017	12/31/2016
Fort Worth	17.6%	19.2%
Indianapolis	12.9%	14.1%
Minneapolis	10.2%	11.1%
Cincinnati	9.2%	10.0%
Detroit	8.3%	0.0%
St. Louis	7.7%	8.4%
Houston	7.2%	7.8%
Milwaukee	6.8%	7.4%
Bridgeport	5.3%	5.8%
Cleveland	3.2%	3.5%
Ft. Lauderdale	2.6%	2.8%
Memphis	2.2%	2.5%
Denver	1.8%	2.0%
Nashville	1.7%	1.9%
Kansas City	1.6%	1.7%
Wildwood	1.2%	1.3%
Clarksburg	0.5%	0.5%
	100.0%	100.0%

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three and nine months ended September 30, 2017 and 2016, the Company did not capitalize any such acquisition costs.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. During the three and nine months ended September 30, 2017, the Company did not have any asset impairments.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.  As of September 30, 2017 and December 31, 2016, the Company did not have any derivative financial instruments.

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

Cash

The Company maintains the majority of its cash at KeyBank. The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of September 30, 2017 the Company had no amount in excess of the federally-insured limits.  As of December 31, 2016, the Company had approximately $1.8 million in excess of the federally-insured limits. As of September 30, 2017, the Company has not experienced any losses on cash deposits.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company's leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.  Percentage rents will be recorded when earned and certain thresholds have been met.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three and nine months ended September 30, 2017 and 2016, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic earnings per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the nine months ended September 30, 2017 and 2016.

In September 2012, upon the commencement of our initial public offering, the Company issued 1,000 shares of convertible stock to our advisor.  If the Merger is successful, upon completion of the Merger, the 1,000 shares of convertible stock to the Advisor will be cancelled without payment of any consideration.

If the Merger is not consummated, the convertible stock, after giving effect to the release of waivers and waiver agreements executed in August and September of 2014, all of which were previously disclosed in Form 8-Ks and prospectus supplements, the convertible stock will convert into shares of our common stock representing 3.50% of the outstanding shares of our common stock immediately preceding the conversion if and when:

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

Reportable Segments

The Company is currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2017, the Company only operates in the investment in real property segment.

Reclassifications

Upon re-evaluation of ASU 2014-08, the Company has determined that the amounts listed in connection with discontinued operations in the 2016 condensed consolidated financial statements need to be reclassified to conform to ASU 2014-08 and September 30, 2017 presentation.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on June 30, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of September 30, 2017, management does not anticipate a material adverse effect related to this environmental matter. As of September 30, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of September 30, 2017, the Company had the following investments in real estate entities that were consolidated on the Balance Sheet:

Property	Location	Date Acquired	Investments in Real Estate	Parking Tenant	Lease Commencement Date	Lease Term
Ft. Lauderdale	Ft. Lauderdale, FL	7/31/2013	$3,408,000	SP+	2/1/2014	5 yr. w/2 5 yr. ext.
Memphis Court	Memphis, TN	8/28/2013	$194,000	SP+	8/28/2013	5 yr. w/2 5 yr. ext.
Memphis Poplar	Memphis, TN	8/28/2013	$2,693,000	Best Park	8/28/2013	5 yr. w/2 5 yr. ext.
Kansas City	Kansas City, MO	8/28/2013	$1,550,000	SP+	8/28/2013	15 Years
St. Louis	St Louis, MO	9/4/2013	$4,137,000	SP+	12/1/2013	5 yr. w/2 5 yr. ext.
Mabley Place	Cincinnati, OH	12/9/2014	$14,995,000	SP+	10/1/2014	10 Years
Denver Sherman	Denver, CO	1/26/2015	$585,000	Denver School District	7/1/2014	10 Years w/1 5 yr. ext.
Ft. Worth	Fort Worth, TX	3/16/2015	$23,336,000	SP+	3/16/2015	10 Years
Milwaukee Old World	Milwaukee, WI	3/31/2015	$1,000,000	SP+	3/31/2015	5 yr. w/1 5 yr. ext.
St. Louis Convention	St. Louis, MO	5/31/2015	$2,575,000	SP+	5/13/2015	5 yr. w/1 5 yr. ext.
Houston Saks Garage	Houston, TX	5/28/2015	$8,381,000	iPark	5/28/2015	10 yr. w/1 5 yr. ext.
St. Louis Lucas	St. Louis, MO	6/29/2015	$3,463,000	SP+	7/1/2015	5 yr. w/1 5 yr. ext.
Milwaukee Wells	Milwaukee, WI	6/30/2015	$3,900,000	SP+	6/30/2015	10 Years
Wildwood NJ Lot I	Wildwood, NJ	7/10/2015	$994,000	SP+	6/10/2016	5 yr. w/1 5 yr. ext.
Indy City Parking Garage	Indianapolis, IN	10/5/2015	$10,707,000	SP+	10/5/2015	5 yr. w/1 5 yr. ext.
KC Cherry Lot	Kansas City, MO	10/9/2015	$515,000	SP+	10/9/2015	5 yr. w/1 5 yr. ext.
Indy WA Street	Indianapolis, IN	10/29/2015	$4,995,000	Denison	12/1/2015	10 Years
Wildwood NJ Lot II	Wildwood, NJ	12/16/2015	$615,000	SP+	6/10/2016	10 Years
Minneapolis City Parking	Minneapolis, MN	1/6/2016	$9,500,000	SP+	1/6/2016	5 yr. w/1 5 yr. ext.
Indianapolis Meridian	Indianapolis, IN	1/15/2016	$1,498,000	Denison Parking	1/15/2016	10 Years
Milwaukee Clybourn	Milwaukee, WI	1/20/2016	$205,000	Secure Parking USA	1/20/2016	5 Years
Milwaukee Arena	Milwaukee, WI	2/1/2016	$3,900,000	SP+	2/1/2016	5 yr. w/1 5 yr. ext.
Clarksburg Lot	Clarksburg, WV	2/9/2016	$628,000	ABM	2/9/2016	5 Years
Denver 1935 Sherman	Denver, CO	2/12/2016	$2,438,000	SP+	2/12/2016	10 Years
Bridgeport Fairfield	Bridgeport, CT	3/30/2016	$7,940,000	SP+	3/30/2016	10 Years
Construction in progress			255,000
Fixed Assets			$88,000
			$114,495,000

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

Ownership of Company Stock

As of September 30, 2017, the Sponsor owned 29,566 shares of the Company's outstanding common stock, VRM I owned 77,174 shares of the Company's outstanding common stock, Dan Huberty owned 9,692 shares of the Company's outstanding common stock, MVP REIT II owned 355,005 shares of the Company's outstanding common stock and the Advisor owned 1,000 shares of the Convertible Stock.  See "Capitalization" under Note A "Organization, Business Operations and Capitalization" for further information, including a description of the terms of the Convertible Stock.

Ownership of Advisor

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

In December 2013, VRM II and the Sponsor entered into a membership interest transfer agreement, dated as of December 19, 2013, pursuant to which VRM II acquired from the Seller an additional 20% of the membership interests of the Advisor. Concurrently therewith, the Sponsor and VRM I entered into a separate membership interest transfer agreement pursuant to which VRM I acquired the remaining 40% interest in the Advisor from the Sponsor.  As a result, VRM II and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of the Advisor.  As of September 30, 2017, VRM I and VRM II had notes receivable from the Advisor of approximately $6.3 million and $14.0 million, respectively, which amount has been fully impaired.  The Advisor's ability to repay the sums due VRM I and VRM II will likely depend upon the success of the Company's investments in real estate.

Pursuant to the transfer agreements entered into in December 2013, neither VRM I nor VRM II paid any up-front consideration for the acquired interests, but each agreed to be responsible for its proportionate share of future expenses of the Advisor. In recognition of the Sponsor's substantial investment in the Advisor for which the Sponsor received no up-front consideration, the transfer agreements and the amended operating agreement of the Advisor further provide that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf ("Capital Investment"), and once they have received an annualized return on their Capital Investment of 7.5%, then the Sponsor will receive one-third of the net profits of the Advisor.

Ownership by MVP REIT II

On November 5, 2016, MVP REIT II purchased 338,409 shares of the Company's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three and nine months ended September 30, 2017, the Company paid MVP REIT II approximately $24,000 and $123,000, respectively, in distributions related to MVP REIT II's ownership of the Company's common stock, of which $24,000 was paid in cash and $123,000 was paid in the form of additional shares of the Company's common stock.

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

Commencing in August of 2017 the sponsor and its affiliates began to pay trailing commissions to non-affiliated selling agents in connection with the sale of the Company's common stock and will continue until a listing event occurs.   The trailing commissions are equal to 0.5% of the selling price payable on each of the 4th and 5th anniversaries of the sale of the shares and 0.25% of the selling price payable on the 6th anniversary of the sale of the shares except that no trailing commissions will be paid if, prior to any such anniversary, the shares have been listed for trading on a national securities exchange or the shares upon which such trailing commissions are payable have been sold, redeemed or transferred. The Company will not pay any portion of the trailing commissions and has no obligation of any kind to pay such trailing commissions. The selling agents have agreed not to seek payment of the trailing commissions from the Company.  Therefore, payment of the trailing commissions will not reduce the net proceeds available to the Company from the sale of the shares.

Fees and Expenses Paid in Connection With the Operations of the Company

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Pursuant to an amendment of the advisory agreement effective November 21, 2013, the Company will reimburse, no less than monthly, the Advisor for audit, accounting and legal fees, and other fees for professional services provided by third parties relating to the operations of the Company and all such fees incurred at the request, or on behalf of, the Board or any committee of the Board; provided, however, that the Advisor shall not be entitled to reimbursement by the Company for any personnel or related employment costs incurred by the Advisor or its affiliates in performing the services, including but not limited to salary and benefits of employees and overhead, until the first anniversary of (i) the listing of the Company's shares on a national securities exchange or (ii) a merger, a sale of all or substantially all of the Company's assets or another liquidity event transaction approved by the Company's board.  As of September 30, 2017, the aggregate amount of expense reimbursements waived by the Advisor was approximately $6.9 million.

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

The Advisor or its affiliates will receive an acquisition fee of 3.0% of the purchase price of any real estate or loan acquired at a discount, provided, however, the Company will not pay any fees when acquiring loans from its affiliates.  During the three months ended September 30, 2017 and 2016, the Company did not incur any acquisition fees due to the Advisor. During the nine months ended September 30, 2016, the Company approximately $1.1 million, in acquisition fees to the Advisor. No such fees were incurred during the same period in 2017.

The Advisor or its affiliates is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by the Company or (ii) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by the Company or made available to the Company. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if the Company is listed on a national securities exchange.  Asset management fees for the three months ended September 30, 2017 and 2016 were approximately $0.3 million and $0.2 million, respectively. Asset management fees for the nine months ended September 30, 2017 and 2016 were approximately $1.0 million and $0.7 million, respectively.

The Advisor or its affiliates is entitled to receive a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by the Company or made available to the Company, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing.  In the case of a joint venture, the Company pays this fee only on the Company's pro rata share.  Debt financing fees for the three months ended September 30, 2017 and 2016 were approximately $34,000, and $32,000, respectively.  Debt financing fees for the nine months ended September 30, 2017 and 2016 were approximately $106,000, and $81,000, respectively.

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

During November 2016, the Company and MVP REIT II closed on the purchase of a parking lot in Houston, TX ("MVP Houston Preston Lot") for approximately $2.8 million in cash plus closing costs, 80% owned by the Company and 20% owned by MVP REIT II.  At closing the Company funded the full purchase price and recorded a receivable from MVP REIT II totaling $560,000. This balance was paid in full during January 2017. During April 2017, the company reduced their ownership interest in the MVP Houston Preston Lot from 80% to 40%, by selling a portion of their ownership to MVP REIT II for $1.12 million.  This transaction was completed at par value with no gain or loss be recorded by the Company.  MVP REIT II's ownership interest increased from 20% to 60% and will now be considered the controlling party.

In connection with various operations and joint acquisitions, the Company owed MVP REIT II $ 1.5 million as of September 30, 2017 and MVP REIT II owed the Company $ 0.6 million as of December 31, 2016.

Disposition Fee

For substantial assistance in connection with the sale of real property, as determined by the independent directors, the Company will pay the Advisor or its affiliate the lesser of (i) 3.00% of the contract sale price of the real property sold or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.00% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any real property. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a loan or other debt-related investment; provided, however, that the Advisor or its affiliates may receive an exit fee or a prepayment penalty paid by the borrower. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such real property equal to 3.00% of the sales price.  With respect to real property held in a joint venture, the foregoing commission will be reduced to a percentage reflecting the Company's economic interest in the joint venture. There were no disposition fees earned by the Advisor for the three and nine months ended September 30, 2017 and 2016.

Fees and Expense Reimbursements Payable by Borrowers and Other Third Parties

The Company or its affiliates may be entitled to late fees, loan servicing fees, loan extension and loan modification fees and other fees and expense reimbursement payable by borrowers and other third parties.

Termination of Advisory Agreement upon Consummation of the Merger

In connection with the Merger, pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger.

In connection with the Merger, the Advisory Agreement with MVP Realty Advisor for the combined company will be amended effective at the closing of the Merger to eliminate all fees except a 1.1% asset management fee.  The asset management fee will not exceed $2 million per year until the earlier of such time, if ever, that (i) the combined company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the combined company reports AFFO (as defined in the MVP II Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of MVP II common stock for two consecutive quarters on a fully diluted basis. All subordinated asset management fees in excess of $2 million per year will be paid, with interest rate of 3.5% per annum, to the advisor at such time, if ever, that either of clause (i) or (ii) of the preceding sentence is satisfied.

See Note N – Merger for more information.

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

The Company has authorized and reserved an aggregate maximum of 300,000 common shares for issuance under the equity incentive plan. In the event of a transaction between the Company and its stockholders that causes the per-share value of common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the equity incentive plan will be adjusted proportionately, and the board of directors must make such adjustments to the equity incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the equity incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company does not expect adoption of ASU 2014-09 to have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect adoption of ASU 2016-01 to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on the Company's consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-12 will have on the Company's financial statements.

Note I – Investment in Equity Method Investee

West 9th Street Properties

On May 11, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.8 million in cash plus closing costs and the Company owns a 49% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "Cleveland West 9th"). Cleveland West 9th consists of approximately 87,052 square feet with approximately 260 parking spaces.  The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where Cleveland West 9th will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides percentage rent with MVP receiving 70% of gross receipts over $650,000 per lease year. The term of the lease will be for 5 years.

Crown Colony

On May 17, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $3.0 million in cash. The Company's share of the purchase was approximately $1.5 million and the Company owns a 49% interest in the entity.  The surface parking lot is located at 1239 W. 9th Street, Cleveland, Ohio (the "Crown Colony parking lot"). The Crown Colony parking lot consists of approximately 23,000 square feet with approximately 82 parking spaces.  The Crown Colony parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $40,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $185,000. In addition, the lease provides percentage rent with MVP receiving 70% of gross receipts over $325,000 per lease year. The term of the lease will be for 5 years.

White Front Garage

On September 30, 2016, the Company through a wholly owned entity it owns, along with MVP REIT II, closed on the purchase of all of the membership interests of an entity that owns parking garage, for approximately $11.5 million in cash.  The Company's share of the purchase was approximately $2.3 million and the Company owns a 20% interest in the entity.  The parking garage is located at 205 2nd Avenue North, Nashville, TN (the "White Front Garage"). The White Front Garage consists of approximately 11,000 square feet with approximately 155 parking spaces.  The White Front Garage is leased by Premier Parking of Tennessee, LLC ("Premier Parking"), a parking operator with over 300 locations in nine different states, under a NNN lease agreement.  Premier Parking will pay annual rent of $700,000. In addition, the lease provides percentage rent with MVP receiving 70% of gross receipts over $850,000 per lease year. The term of the lease will be for 10 years.

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

As a result of this amendment, MVP Detroit Center Garage, LLC earned approximately $498,000 in percentage rent from February 2017 to September 2017.

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

Summarized Combined Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets:
Land and improvements	$18,898,000	$11,821,000
Building and improvements	56,556,000	8,380,000
Construction in progress	139,000	--
	75,593,000	20,201,000
Accumulated depreciation	(1,091,000)	(45,000)
Total investments in real estate and fixed assets, net	74,502,000	20,156,000
Cash	256,000	176,000
Cash – restricted	1,416,000	100,000
Accounts receivable	16,000	22,000
Prepaid expenses	137,000	24,000
Due from related party	140,000	--
Total assets	$76,467,000	$20,478,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost	$42,465,000	$5,205,000
Accounts payable and accrued liabilities	33,000	72,000
Deferred revenue	253,000	--
Security deposits	--	--
Total liabilities	42,751,000	5,277,000
Equity
Shareholders' Equity
Additional paid-in capital	24,549,000	10,929,000
Accumulated deficit	1,262,000	264,000
Total Shareholders' Equity	25,811,000	11,193,000
Non-controlling interest	7,905,000	4,008,000
Total equity	33,716,000	15,201,000
Total liabilities and equity	$76,467,000	$20,478,000

Summarized Combined Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016

Rental revenue	$1,173,000	$129,000	$4,080,000	$197,000
Expenses	(968,000)	(80,000)	(3,081,000)	(143,000)
Net income	$205,000	$49,000	$999,000	$54,000

Note J — Line of Credit

On October 5, 2016, the Company and MVP REIT II, (the "REITs"), each through a wholly owned subsidiary, MVP Real Estate Holdings, LLC and MVP REIT II Operating Partnership, LP, (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The Borrowers have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of September 30, 2017, the interest rate was 3.49%.

As of September 30, 2017, the Borrowers had one property listed on the line of credit, which provided an available draw of approximately $2.1 million, and had drawn approximately $2.0 million, of which our portion of the current draw was approximately $2.0 million, based on our pro-rata ownership of the properties listed on the line of credit. Based on the four properties on the line of credit as of September 30, 2017, the REITs had an additional available draw of approximately $0.1 million. For the three and nine months ended September 30, 2017, we had accrued approximately $16,000 and $102,000, respectively, in interest expense. For the three and nine months ended September 30, 2017, we had accrued approximately $9,000 and $19,000, respectively, in unused line fees associated with our draw. Total loan amortization cost for the three and nine months ended September 30, 2017 were $34,000 and $94,000, respectively.

On June 26, 2017, the Borrowers entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which may be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment has an initial term of six months, maturing on December 26, 2017.  The Working Capital Credit Agreement has an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REIT's within 5 business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of September 30, 2017, the interest rate was 5.73%.

As of September 30, 2017, the balance on the Working Capital Credit Facility was approximately $1.5 million, of which all was attributable to MVP REIT II. As of September 30, 2017, the REITS had an additional available draw of approximately $4.5 million. MVP REIT II used net proceeds from the private placement of the Series 1 Convertible Redeemable Preferred Stock to pay down the $1.5 million in October 2017. For the three and nine months ended September 30, 2017, we expensed no interest expense. For the three and nine months ended September 30, 2017, we expensed approximately $1,600 in unused line fees associated with our draw. Total loan amortization cost for the three and nine months ended September 30, 2017 were $7,000 and $10,000, respectively.

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

Assets and liabilities measured at fair value on a non-recurring basis may include Assets Held for Sale.

Note L — Notes Payable

Notes are collateralized by real property which holds the promissory note.

As of September 30, 2017, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment (approx.)	Loan Balance as of September 30, 2017	Lender	Term	Interest Rate	Loan Maturity
Ft. Lauderdale loan pool (1)	$4,300,000	$25,000	3,960,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place	$9,000,000	$44,000	8,569,000	Barclays	10 year	4.25%	12/6/2024
Denver Sherman (2)	$3,190,000	Interest Only	3,190,000	KeyBank	10 year *	4.90%	5/01/2027
Ft. Worth	$13,150,000	$73,000	12,908,000	American National Insurance, of NY	10 year	4.50%	12/01/2026
Houston Saks Garage	$3,650,000	$20,000	3,469,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
St. Louis Lucas (3)	$3,490,000	$20,000	3,364,000	Key Bank	10 year	4.59%	2/1/2026
MVP Wildwood NJ	$500,000	Interest Only	500,000	Tigges Trust	6 Month	9.00%	2/28/2018
Indianapolis Garage (4)	$8,200,000	$46,000	7,905,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Meridian (5)	$937,000	Interest Only	937,000	Cantor Commercial Real Estate Lending	10 year **	5.03%	5/06/2027
Minneapolis City Parking	$5,250,000	$29,000	5,084,000	American National Insurance, of NY	10 year	4.50%	5/01/2026
Bridgeport Fairfield	$4,400,000	$23,000	4,278,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
Less unamortized loan issuance costs			(1,084,000)
			$53,080,000

(1)	Secured by four properties facilities (MVP PF Ft. Lauderdale 2013, LLC, MVP PF Memphis Court 2013, LLC, MVP PF Memphis Poplar 2013, LLC and MVP PF St. Louis 2013, LLC)
(2)	The Company and MVP REIT II issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including:
a.	Consolidated entities: MVP Denver Sherman, LLC, MVP Denver Sherman 1935, LLC and MVP Milwaukee Arena, LLC
b.	Nonconsolidated entities: MVP St. Louis Washington, LLC, MVP Louisville Station Broadway, LLC, and Cleveland Lincoln Garage Owners, LLC.
(3)	Secured by three properties (MVP St. Louis Convention, MVP St. Louis Lucas and MVP KC Cherry)
(4)	Secured by two properties (MVP Indy City Park and MVP Indy WA Street)

(5)	The Company and MVP REIT II issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including:
a.	Consolidated entity: MVP Indianapolis Meridian Lot, LLC
b.
Nonconsolidated entities:  MVP Louisville Station Broadway, LLC, White Front Garage Partners, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway Group, LLC, and St. Louis Seventh & Cerre, LLC

  * 2 year Interest Only
** 10 Year Interest Only

Total interest expense incurred for the three months ended September 30, 2017 and 2016 was approximately $0.7 million and $0.6 million, respectively.  Total loan amortization cost for the three months ended September 30, 2017 and 2016 was approximately $85,000 and $39,000, respectively.  Total interest expense incurred for the nine months ended September 30, 2017 and 2016 was $2.1 million and $1.7 million, respectively.  Total loan amortization cost for the nine months ended September 30, 2017 and 2016 were $0.2 million and $0.1 million, respectively.

As of September 30, 2017, future principal payments on the notes payable are as follows:

2017	$220,000
2018	1,690,000
2019	4,993,000
2020	1,246,000
2021	1,304,000
Thereafter	44,711,000
Unamortized loan issuance cost	(1,084,000)
Total	$53,080,000

Except as described below, the carrying value of the Company's financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2017 and December 31, 2016, the carrying value of the Company's debt was approximately $53.1 million and $76.1 million, respectively. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company's debt was approximately $50.4 million and $25.4 million, respectively. Both the carrying value and estimated fair value of the Company's debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

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

The following is a summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2017:

	For The Three Months Ended September 30, 2017	For The Nine Months Ended September 30, 2017	For The Three Months Ended September 30, 2016	For The Nine Months Ended September 30, 2016
Revenue	$--	$--	$4,000	$11,000
Expenses	(67,000)	(214,000)	(63,000)	(192,000)
Loss from assets held for sale, net of income taxes	$(67,000)	$(214,000)	$(59,000)	$(181,000)

Note N – Merger

On May 26, 2017, the Company, MVP REIT II, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of MVP REIT II ("Merger Sub"), and the Advisor, entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of MVP REIT II. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").  The combined company will be renamed The Parking REIT, Inc. upon consummation of the Merger.

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

The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the Stockholder Approvals, which were received on September 27, 2017, receipt of regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, the effectiveness of the registration statement on Form S-4 filed by MVP REIT II to register the shares of MVP REIT II Common Stock to be issued as consideration in the Merger which went effective on August 11, 2017 and the absence of a material adverse effect with respect to either the Company or MVP REIT II.

In connection with the Merger, at the special stockholders' meeting on September 27, 2017, the Company also obtained the approval of its stockholders of an amendment to the Company's charter to remove certain provisions regarding roll-up transactions (such amendment, the "Charter Amendment"). Pursuant to the Merger Agreement, approval by the Company's stockholders of the Charter Amendment is a condition to completing the Merger.  The completion of the pending Merger remains subject to receipt of consents with respect to mortgage loans that are part of a CMBS pool of mortgages. The Company expects to receive these consents in the near future, but cannot provide assurance as to exact timing.

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

On October 18, 2017, VRM I and VRM II acquired 290,197.6 shares and 746,222.4 shares, respectively, of MVP REIT's common stock.  The shares were received from Par 3 Nevada, LLC, a Nevada limited liability company ("Par 3"), as partial consideration for the membership interests held by VRM I and VRM II in a Delaware limited liability company that has an indirect, beneficial ownership interest in five office buildings located in Las Vegas, Nevada.  [Par 3 had acquired the MVP REIT shares from Sere Holdings, LLC.]  As a result of this transaction, VRM II currently owns approximately 6.77% of MVP REIT's issued and outstanding shares of common stock, and VRM I currently owns approximately 3.32% of MVP REIT's issued and outstanding shares of common stock.  VRM II and VRM I also own 60% and 40%, respectively, of the aggregate membership interests in the Advisor.

The Company drew down $1.5 million from the Working Capital LOC to mainly pay acquisition fees and merger costs.  Included in those payments was the balance due to MVP RA as of September 30, 2017.

During November 2017, MVP REIT II acquired approximately 118,932 shares of the Company's stock at $8.56 per share from an unrelated third party.

During November 2017, VRM II, acquired approximately 118,932 shares of the Company's stock at $8.56 per share from an unrelated third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to MVP REIT, Inc., and, as required by context, MVP Real Estate Holdings, LLC, which we refer to as our "operating limited liability company," and to their subsidiaries.

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

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	our ability and the timing to obtain third party consents required to consummate the Merger;
•	the risk that the Merger or the other transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all;
•	the ability of the Company and MVP REIT II to successfully integrate pending transactions and implement their operating strategies, including the Merger;
•
the ability of MVP REIT II to obtain the required stockholder approval to amend its charter and complete such other actions as may be necessary or desirable to list its shares of common stock on a national securities exchange after the closing of the Merger;

•	our ability to execute a liquidity event in respect of our shares of common stock;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	interest rates;
•	changes to generally accepted accounting principles, or GAAP; and
•	the risks disclosed in our annual report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC.
Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

This report may include market data and forecasts with respect to the REIT industry. Although we are responsible for all of the disclosure contained in this report, in some cases we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable.

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

During the three and nine months ended September 30, 2017, the Company acquired an ownership interest in the following investments in equity method investees:

Property Name	MVP REIT %	MVP REIT II %	Total Purchase Price	Purchase Date	Property Type
Investment in equity method investee
MVP Detroit Center Garage	20%	80%	$55,000,000	1/10/2017	Garage
MVP Houston Preston Lot, LLC	40%	60%	$2,800,000	5/1/2017	Lot

Property information continued:

Property Name	# Spaces	Property Size (Acres)	Parking Lease is with	Tenant Portion of Property Tax	Term in Years	Annual Base Rent	Percentage Rent Starting Point $
Investment in equity method investee
MVP Detroit Center Garage	1,275	8.78	SP +	$572,000	5	$3,427,500	80% > $5,000,000
MVP Houston Preston Lot, LLC	46	0.23	iPark Services	N/A	10	$228,000	65%>$300,000

As of September 30, 2017 the Company had initial investments in the following facilities:
Parking Facility	Date Acquired	Type	Zoning	Height Restriction	MVP REIT I % Owned	MVP REIT II % Owned	3rd Party % Owned	Property Purchase Price
MVP PF Ft. Lauderdale 2013	7/31/2013	Lot	RAC-CC	150 Feet	100%	0%	0%	$ 3,400,000
MVP PF Memphis Court 2013	8/28/2013	Lot	CBD	Unlimited	100%	0%	0%	$ 190,000
MVP PF Memphis Poplar 2013	8/28/2013	Lot	CBD	Unlimited	100%	0%	0%	$ 2,685,000
MVP PF Kansas City 2013	8/28/2013	Lot	B4-5	Unlimited	100%	0%	0%	$ 1,550,000
MVP PF St. Louis 2013	9/4/2013	Lot	I (CBD)	200 Feet	100%	0%	0%	$ 4,125,000
Mabley Place Garage	12/9/2014	Garage	DD-A	510 Feet	83%	0%	17%	$ 14,580,000
MVP Denver Sherman	1/26/2015	Lot	CMX-16	200 Feet	100%	0%	0%	$ 585,000
MVP Fort Worth Taylor	3/16/2015	Garage	CBD-H	Unlimited	100%	0%	0%	$ 23,336,000
MVP Milwaukee Old World	3/31/2015	Lot	C9-E	40 Feet	100%	0%	0%	$ 1,000,000
MVP St. Louis Convention Plaza	5/13/2015	Lot	I (CBD)	200 Feet	100%	0%	0%	$ 2,575,000
MVP Houston Saks Garage	5/28/2015	Garage	N/A	Unlimited	100%	0%	0%	$ 8,375,000
MVP St. Louis Lucas	6/29/2015	Lot	I (CBD)	200 Feet	100%	0%	0%	$ 3,463,000
MVP Milwaukee Wells	6/30/2015	Lot	C9-E	40 Feet	100%	0%	0%	$ 3,900,000
MVP Wildwood NJ Lot	7/10/2015	Lot	T/E	35 Feet	100%	0%	0%	$ 970,000
MVP Wildwood NJ Lot #2	12/16/2015	Lot	T/E	35 Feet	100%	0%	0%	$ 615,000
MVP Indianapolis City Park	10/5/2015	Garage	CBD-1 RC	Unlimited	100%	0%	0%	$ 10,500,000
MVP KC Cherry Lot	10/9/2015	Lot	UR	Per Plan	100%	0%	0%	$ 515,000
MVP Indianapolis WA Street Lot	10/29/2015	Lot	CBD-2	Unlimited	100%	0%	0%	$ 4,995,000
MVP Minneapolis Venture	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$ 6,100,000
MVP Indianapolis Meridian Lot	1/15/2016	Lot	CBD-2/RC	Unlimited	100%	0%	0%	$ 1,550,000
MVP Milwaukee Clybourn	1/20/2016	Lot	C9F(A)	30 Feet	100%	0%	0%	$ 205,000
MVP Milwaukee Arena	2/1/2016	Lot	RED	40 Feet	100%	0%	0%	$ 3,900,000
MVP Clarksburg Lot	2/9/2016	Lot	BPO	60 Feet	100%	0%	0%	$ 620,000
MVP Denver Sherman 1935	2/12/2016	Lot	CMX-16	200 Feet	76%	24%	0%	$ 2,437,500
MVP Bridgeport Fairfield Garage	3/30/2016	Garage	DVD-CORE	65 Feet	90%	10%	0%	$ 7,800,000
Minneapolis City Parking	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$ 9,395,000
MVP Cleveland West 9th	5/11/2016	Lot	CBD-LLRB4	175 Feet	49%	51%	0%	$ 5,675,000
33740 Crown Colony	5/17/2016	Lot	LLR-D5	250 Feet	49%	51%	0%	$ 3,030,000
White Front Garage Partners	9/30/2016	Garage	CBD I	Unlimited	20%	80%	0%	$ 11,496,000
MVP Houston Preston Lot	11/22/2016	Lot	NONE	Unlimited	40%	60%	0%	$ 2,800,000
MVP Detroit Center Garage	1/10/2017	Garage	PD	Unlimited	20%	80%	0%	$ 55,000,000

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

VRM I, an OTC Pink Sheet-listed company, and VRM II, an OTC Pink Sheet -listed company, are engaged primarily in the business of investing in commercial real estate through deeds of trust or mortgages. In addition VRM I and VRM II invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.

As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As of September 30, 2017, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

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

As previously announced, the stockholders of MVP REIT have approved the Merger and the Merger Agreement at the special meeting of stockholders of MVP REIT held on September 27, 2017.  The completion of the Merger remains subject to receipt of certain third-party consents and satisfaction of other customary closing conditions.

In connection with the Merger, at the special meeting of stockholders on September 27, 2017, the Company also obtained the approval of its stockholders of an amendment to the Company's charter to remove certain provisions regarding roll-up transactions (such amendment, the "Charter Amendment"). Pursuant to the Merger Agreement, approval by the Company's stockholders of the Charter Amendment is a condition to completing the Merger.

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
Results of Operations

Comparison of total operating results for the three months ended September 30, 2017 and 2016:

	2017		2016		Period over Period Change	% Change
Revenues
Rental revenue	$2,032,000		$2,021,000		$11,000	1.0%
Percentage rent	348,000	(a)	277,000	(b)	71,000	25.6%
Retail tenant rent	78,000		38,000		40,000	105.3%
Total revenues	$2,458,000		$2,336,000		$122,000	5.2%

(a) Includes percentage rent from properties where gross revenue per lease year was above the set threshold in 2017 as follows:
MVP PF St Louis - $64,000
Mabley Place - $228,000
MVP Indy Washington - $56,000

(b)  Includes percentage rent from properties where gross revenue per lease year was above the set threshold in 2016 as follows:
Mabley Place - $157,000
St. Louis Convention - $29,000
Houston Saks - $3,000
St. Louis Lucas $31,000
Indy Garage - $48,000
KC Cherry Lot - $9,000

Total rental revenue earned from our 27 consolidated properties which have continued operations increased $122,000 or 5.2% from the three months ended September 30, 2016 to the three months ended September 30, 2017.  The majority of the 5.2% increase is related to percentage rent being accrued in 2017 for the St. Louis Lucas lot, Indy Washington and Mabley Place.  It is also due to the additional retail space being leased out in 2017 at Mabley Place garage and the addition of the Houston Preston lot rental revenue for April 2017.

During the last week of August 2017, Houston Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations.  Our parking garage and parking lots located in Houston, TX experienced minimal damage during this time; however, we are still assessing the long-term impact.  As of September 30, 2017, we have not seen a reduction in the base rent from our operator, who will continue to operate these locations under the terms of the current leases.

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

MVP REIT Rental Income & Property Gross Receipts
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$-
Oct-14
Dec-14
Feb-15
Apr-15
Jun-15
Aug-15
Oct-15
Dec-15
Feb-16
Apr-16
Jun-16
Aug-16
Oct-16
Dec-16
Feb-17
Apr-17
Jun-17
Aug-17
MVP REIT Rental Income (including % rent)
Property Gross Receipts

Operating expenses	2017	2016	Period over Period Change	% Change
Property taxes	$518,000	$544,000	$(26,000)	(4.8%)
Property operating expense	38,000	24,000	14,000	58.3%
Asset and debt management fee	365,000	242,000	123,000	50.8%
General and administrative	308,000	190,000	118,000	62.1%
Merger costs	321,000	--	321,000	100.0%
Acquisition expenses	17,000	337,000	(320,000)	(95.0%)
Acquisition expenses – related party	--	--	--	--
Disposition expense	1,000	--	1,000	100.0%
Loss from impairment	--	100,000	(100,000)	(100.0%)
Depreciation and amortization expenses	337,000	326,000	11,000	3.4%
Total operating expenses	$1,905,000	$1,763,000	$142,000	8.1%

Operating expenses for the three months ended September 30, 2017, increased approximately $0.1 million, as compared to the three months ended September 30, 2016.  The major factor related to the increased expense, other than Merger Costs, was the Company's growth in investments in parking facilities and additional debt financing.  As of September 30, 2017, the Company had acquired an interest in 31 parking facilities, of which 24 facilities had some type of debt, as compared to 29 parking facilities, of which 15 facilities had some type of debt, as of September 30, 2016.  The growth in the asset and debt management fees was off-set by the decrease in acquisition expenses as the Company was not active in acquiring properties during the three months ended September 30, 2017.  During the three months ended September 30, 2016, the Company also recorded an impairment on one of our parking facilities.  There were no similar impairments recorded during the three months ended September 30, 2017

In addition, the Company and MVP REIT II's pending merger resulted in additional expenses of approximately $0.3 million during the three months ended September 30, 2017.  There were no similar expenses incurred during the three months ended September 30, 2016.  The Company expects that the estimated total merger costs for the Company will continue to increase as we move closer to the completion of the merger.

Other income and (expense)	2017	2016	Period over Period Change	% of Change
Interest expense	$(729,000)	$(621,000)	$(108,000)	(17.4%)
Income from investment in equity method investee	61,000	58,000	3,000	5.2%
Total other expense	$(668,000)	$(563,000)	$(105,000)	(18.7%)

Interest expense increased from 2016 to 2017 due to the assumption of debt through acquisitions and adding new debt to acquisitions that were completed with cash previously.  To maximize the use of our cash, the Company will continue to look for opportunities to put financing in place on existing properties and future acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking revenue.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three months ended September 30, 2017 and 2016 includes loan amortization costs.  Total interest expense incurred for the three months ended September 30, 2017 and 2016 was approximately $0.6 million and $1.0 million, respectively.  Total loan amortization cost for the three months ended September 30, 2017 and 2016 was approximately $85,000 and $39,000, respectively.

See Note J – Line of Credit and Note L – Notes Payable of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the nine months ended September 30, 2017 and 2016:

	2017		2016		Period over Period Change	% Change
Revenues
Rental revenue	$6,179,000		$5,881,000		$298,000	5.1%
Percentage rent	413,000	(a)	310,000	(b)	103,000	33.2%
Retail tenant rent	196,000		94,000		102,000	108.5%
Total revenues	$6,788,000		$6,285,000		$503,000	8.0%

(a) Includes percentage rent from properties where gross revenue per lease year was above the set threshold in 2017 as follows:
St Louis Lucas - $52,000
St Louis Convention - $13,000
Mabley Place - $228,000
MVP PF St. Louis - $64,000
MVP Indy Washington - $56,000

(b)  Includes percentage rent from properties where gross revenue per lease year  was above the set threshold in 2016 as follows:
Mabley Place - $157,000
Fort Worth Taylor -$2,000
St. Louis Convention - $45,000
Houston Saks Garage - $15,000
St. Louis Lucas - $31,000
Indy Garage - $48,000
KC Cherry Lot - $9,000
Indy Washington - $3,000

Total rental revenue earned from our 27 consolidated properties which have continued operations increased $503,000 or 8.0% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.  The majority of the 8.0% increase is related to percentage rent being accrued in 2017 for the St. Louis Lucas lot, St. Louis Convention, Mabley Place, MVP PF St. Louis and Indy Washington. The increase is also attributed to the additional retail space being leased out in 2017 at Mabley Place garage and the addition rent from properties that were held for the full nine months in 2017 that were not held for the full nine months in 2016, such as Bridgeport Fairfield and Houston Preston.

Operating expenses	2017	2016	Period over Period Change	% Change
Property taxes	$1,454,000	$1,380,000	$74,000	5.4%
Property operating expense	254,000	297,000	(43,000)	(14.5%)
Asset Management Fee	1,050,000	774,000	276,000	35.7%
General and administrative	1,162,000	1,208,000	(46,000)	(3.8%)
Merger Costs	1,428,000	--	1,428,000	100.0%
Acquisition expenses	284,000	765,000	(481,000)	(62.9%)
Acquisition expenses – related party	330,000	1,326,000	(996,000)	(75.1%)
Disposition expense	6,000	--	6,000	100.0%
Loss from impairment	--	100,000	(100,000)	(100.0%)
Depreciation and amortization expenses	1,010,000	934,000	76,000	8.1%
Total operating expenses	$6,978,000	$6,784,000	$194,000	2.9%

Operating expenses for the nine months ended September 30, 2017, increased $0.2 million, as compared to the nine months ended September 30, 2016.  The major factor related to the increased expense, other than Merger Costs, was the Company's growth in investments in parking facilities and additional debt financing.  As of September 30, 2017, the Company had acquired an interest in 31 parking facilities, of which 24 facilities had some type of debt, as compared to 29 parking facilities, of which 15 facilities had some type of debt, as of September 30, 2016.  The growth in the asset and debt management fees was off-set by the decrease in acquisition expenses as the Company was not as active in acquiring properties during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, the Company acquired an interest in 12 parking facilities, compared to one parking facility nine months ended September 30, 2017.  During the nine months ended September 30, 2016, the Company also recorded an impairment on one of our parking facilities.  There were no similar impairments recorded during the nine months ended September 30, 2017

In addition, the Company and MVP REIT II's pending merger resulted in additional expense of approximately $1.4 million during the nine months ended September 30, 2017.  There were no similar expenses incurred during the nine months ended September 30, 2016. The Company anticipates that the estimated total merger costs for the Company will continue to increase as we move closer to the completion of the merger.

Other income and (expense)	2017	2016	Period over Period Change	% of Change
Interest expense	$(2,136,000)	$(1,682,000)	$(454,000)	27.0%
Income from investment in equity method investee	269,000	61,000	208,000	341.0%
Loss on acquisition of investment in real estate	--	(2,000)	2,000	(100.0%)
Interest Income	--	1,000	(1,000)	(100.0%)
Total other expense	$(1,867,000)	$(1,622,000)	$(245,000)	15.1%

Interest expense has increased from 2016 to 2017 due to the assumption of debt through acquisitions and adding new debt to acquisitions that were completed with cash previously.  To maximize the use of our cash, the Company will continue to look for opportunities to put financing in place on existing properties and future acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking revenue.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three months ended September 30, 2017 and 2016 includes loan amortization costs.

Total interest expense incurred for the nine months ended September 30, 2017 and 2016 was $1.9 million and $1.6 million, respectively.  Total loan amortization cost for the nine months ended September 30, 2017 and 2016 were $0.2 million and $59,000, respectively.

See Note J – Line of Credit and Note L – Notes Payable of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report.

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

Our calculation of FFO and MFFO, attributable to common shareholders is presented in the following table for the three and nine months ended September 30, 2017 and 2016.

In addition to the IPA MFFO Guidelines, management believes that an adjustment to MFFO for the additional merger expenses in connection with a proposed merger of the Company with MVP REIT II is helpful to obtain a more complete understanding of the operating performance of the Company.  As such, we have added "Adjusted MFFO" to the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss attributable to MVP REIT, Inc. common shareholders	$(156,000)	$(45,000)	$(2,128,000)	$(2,157,000)
Add:
Depreciation and amortization of real estate assets	337,000	326,000	1,010,000	934,000
Asset impairment write-downs	--	100,000	--	100,000
FFO	$181,000	$381,000	$(1,118,000)	$(1,123,000)
Add:
Acquisition fees and expenses to non-affiliates	17,000	337,000	284,000	765,000
Acquisition fees and expenses to affiliates	--	--	330,000	1,326,000
Subtract:
Change in deferred rental assets	(13,000)	(166,000)	(20,000)	(82,000)
MFFO attributable to MVP REIT, Inc. common shareholders	$185,000	$552,000	$(524,000)	$886,000
Merger Expense	321,000	--	1,428,000	--
Adjusted MFFO	$506,000	$552,000	$904,000	$886,000

Gross Distributions to common shareholders	$744,000	$1,658,000	$3,863,000	$4,986,000

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

Net cash provided by operating activities for the nine months ended September 30, 2017 was approximately $2.1 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $3.3 million and consisted mainly of cash used in investment in equity method investee of approximately $5.1 million and deposits of approximately $1.5 million made during 2016 which was used to fund the Detroit Center investment in equity method investee. In addition, we received a net of $1.0 million from MVP REIT II for the sale of a 20% ownership interest in the Houston Preston property.  Net cash used by financing activities totaled $1.6 million and mainly consisted of proceeds from notes payable of $5.1 million (net of payments), payments on the line of credit of approximately $2.8 million (net of proceeds), and cash distributions to stockholders of $3.3 million (net of DRIP).

Net cash used in operating activities for the nine months ended September 30, 2016 was $0.8 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Net cash used in investing activities consisted mainly of cash used in investment of real estate of approximately $23.0 million, investment in equity method investee of approximately $6.6 million and $6.1 million used in investment in real estate held for sale.  Net cash provided by financing activities consisted of proceeds from promissory notes of approximately $21.3 million, capitalized loan fees of approximately $0.5 million, payments on redeemed shares of approximately $1.1 million, payments on notes payable of approximately $0.8 million, capital contributions from non-controlling interests of approximately $3.4 million and distributions to stockholders and non-controlling interest of approximately $4.1 million and $1.1 million, respectively

As of September 30, 2017, the Company has eleven notes in the aggregate amount of approximately $53.1 million, net of loan issuance costs, secured by our real estate. Our charter precludes us from borrowing more than the NASAA REIT Guidelines limit of 300% of our net assets, unless a majority of our independent directors approve any borrowing in excess of 300% of our net assets and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. The Company expects that it may use leverage for any senior debt or equity investments that the Company makes. The Company expects that our debt financing, if any, on such investments will not exceed 55% of the greater of the cost or fair market value of our overall investments.

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

As of September 30, 2017, the Company and MVP REIT were in compliance with both these lender requirements.

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

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the organization and offering stage, these payments included payments to the selling agent(s) for selling commissions and payments to our advisor for reimbursement of certain organization and offering expenses. During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see Fees and Expenses Paid in Connection With the Operations of the Company", included in Note E — Related Party Transactions and Arrangements in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, and operations for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition Fees – related party	$--	$--	$330,000	$1,326,000
Asset Management Fees	331,000	210,000	944,000	694,000
Debt Financing Fees	34,000	32,000	106,000	81,000
Total	$365,000	$242,000	$1,380,000	$2,101,000

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

From inception through September 30, 2017, the Company has paid approximately $17.5 million in distributions including approximately $3.4 million in DRIP distributions to the Company's stockholders, all of which have constituted a return of capital. Our total distributions paid for the period presented, the sources of such distributions, the cash flows used in operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all of distributions have been paid from offering proceeds and represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Provided by Operations (GAAP basis)
1st Quarter, 2017	$1,351,000	$301,000	$1,652,000	$621,000
2nd Quarter, 2017	1,254,000	213,000	1,467,000	675,000
3rd Quarter, 2017	744,000	--	744,000	808,000
Total 2017	$3,349,000	$514,000	$3,863,000	$2,104,000

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$1,041,000	$621,000	$1,662,000	$(1,179,000)
2nd Quarter, 2016	1,461,000	205,000	1,666,000	20,000
3rd Quarter, 2016	1,616,000	42,000	1,658,000	370,000
4th Quarter 2016	1,397,000	254,000	1,651,000	(2,533,000)
Total 2016	$5,515,000	$1,122,000	$6,637,000	$(3,322,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2015	$535,000	$148,000	$683,000	$(911,000)
2nd Quarter, 2015	623,000	265,000	888,000	(436,000)
3rd Quarter, 2015	751,000	388,000	1,139,000	(394,000)
4th Quarter, 2015	1,015,000	590,000	1,605,000	(717,000)
Total 2015	$2,924,000	$1,391,000	$4,315,000	$(2,458,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2014	$400,000	$47,000	$447,000	$(978,000)
2nd Quarter, 2014	422,000	60,000	482,000	498,000
3rd Quarter, 2014	443,000	78,000	521,000	(1,245,000)
4th Quarter, 2014	473,000	94,000	567,000	(1,054,000)
Total 2014	$1,738,000	$279,000	$2,017,000	$(2,779,000)

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of the REIT taxable income to the stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  The Company believes it has met all the required criteria to qualify as a REIT for tax purposes as of September 30, 2017.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

Contractual Obligations

As of September 30, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$54,165,000	$220,000	$6,683,000	$2,551,000	$44,711,000
Capital and Operating Lease Obligations	--	--	--	--	--
Line of Credit:
Interest	--	--	--	--	--
Principle	2,000,000	2,000,000	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$56,165,000	$2,220,000	$6,683,000	$2,551,000	$44,711,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $1.1 million for notes payable and $107,000 for the line of credit as of September 30, 2017.

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

As of September 30, 2017, the Company's debt consisted of approximately $53.1 million in fixed rate debt and $1.9 million in variable rate debt, net of loan issuance costs.  Our variable interest rate under the KeyBank line of credit is equal to the 30 day LIBOR plus 2.25%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

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

The following table summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of September 30, 2017:

	For the nine months ended September 30, 2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$220,000	$1,690,000	$4,993,000	$1,246,000	$1,305,000	$44,711,000	$54,165,000	$50,354,000

Average interest rate	4.78%	6.07%	4.91%	4.83%	4.83%	4.83%

Market risk disclosure does not reflect the unamortized loan issuance cost of $1.1 million as of September 30, 2017.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

The nature of the Company's business exposes its properties, the Company and its operating partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material legal proceedings nor, to the Company's knowledge, is any material legal proceedings threatened against the Company.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not issue any unregistered securities for the quarterly period ended September 30, 2017.

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

As of Filing Date, the Company had 11,103,647 shares of common stock issued and outstanding for a total of approximately $97.0 million, less offering costs.

Share Repurchase Program

As of the date of this filing, there are no outstanding repurchase requests due to the suspension of the share repurchase program in connection with the pending Merger.

In connection with the pending Merger, the Company also announced that it would suspend its distribution reinvestment plan and share repurchase plan pending the consummation of the proposed merger.  In accordance with the distribution reinvestment plan and share repurchase plan, the suspension of the distribution reinvestment plan and share repurchase plan took effect on May 11, 2017 and June 1, 2017, or 10 days and 30 days, respectively, after the date of this press release providing notice of suspension.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY

Not applicable

ITEM 5. OTHER INFORMATION

During the third quarter of 2017, the Company was not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
101(1)
The following materials from the Company's Quarterly report on Form 10-Q for the nine months ended September 30, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheet as of September 30, 2017 and December 31, 2016 (unaudited), (ii) Statements of Operations for the period for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iii) Statement of Equity (Deficit) for the nine months ended September 30, 2017(unaudited), (iv) Statement of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited) (v) Notes to Financial Statements (unaudited).

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

MVP REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	November 14, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	November 14, 2017

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  November 14, 2017

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Ed Bentzen, certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  November 14, 2017

/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as Chief Executive Officer of MVP REIT, Inc. (the "Registrant"), and Ed Bentzen, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Registrant's Report on Form 10-Q for the nine months ended September 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 14, 2017

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer (Principal Executive Officer)
MVP REIT, Inc.

Date: November 14, 2017

/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
(Principal Accounting Officer) MVP REIT, Inc.